Form 10-Q
period 2018-09-30
Tapinator, Inc.
filed 2018-11-13
CIK 1647170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 333-224531

Tapinator, Inc.

(Exact name of the Registrant as Specified in its Charter)

Delaware	46-3731133
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 West 40th Street Suite 1902

New York, NY 10018

(Address of Principal Executive Offices, including Zip Code)

(914) 930-6232

(Registrant’s Telephone number, including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes  ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Tapinator, Inc. common stock, $0.001 par value per share, outstanding as of November 9, 2018: 95,625,972

TAPINATOR, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAPINATOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,009,548	$246,755
Accounts receivable	229,129	333,090
Prepaid expenses	194,288	177,829
Total current assets	1,432,965	757,674

Property and equipment, net	8,765	14,412
Software development costs, net	1,231,051	1,026,548
Investments	5,000	5,000
Security deposits	22,698	22,698
Total assets	$2,700,479	$1,826,332

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$209,797	$155,366
Due to related parties	39,580	100,115
Deferred Revenue	343,746	442,831
Accrued interest	-	86,400
Senior convertible debenture, net of debt discount	-	1,316,882
Total current liabilities	593,123	2,101,594

Long term liabilities:
Deferred Revenue	283,086	-
Total liabilities	876,209	2,101,594

Commitments and contingencies (see Note 12)	-	-

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 1,532,500 shares authorized with any series of designation:
Series A convertible preferred stock, $0.001 par value; 840 shares designated at September 30, 2018 and December 31, 2017; 0 and 420 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	1
Series A-1 convertible preferred stock, $0.001 par value; 1,500 shares designated at September 30, 2018 and December 31, 2017; 0 and 1,500 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	2
Series B convertible preferred stock, $0.001 par value; 1,854 and 0 shares designated at September 30, 2018 and December 31, 2017 respectively; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 95,625,972 and 59,459,303 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	95,626	59,459
Additional paid-in capital	11,780,268	7,535,969
Accumulated deficit	(10,051,624)	(7,970,693)
Stockholders' equity (deficit) attributable to Tapinator, Inc.	1,824,270	(375,262)
Non-controlling interest	-	100,000
Total stockholders' equity (deficit)	1,824,270	(275,262)
Total liabilities and stockholders' equity (deficit)	$2,700,479	$1,826,332

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$681,337	$849,787	$2,303,698	$2,282,677
Operating expenses:
Cost of revenue excluding depreciation and amortization	166,521	306,482	710,286	749,205
Research and development	43,261	31,775	198,492	66,765
Marketing and public relations	128,686	71,361	302,421	405,962
General and administrative	782,823	372,491	2,403,230	1,051,328
Amortization of software development costs	166,176	167,259	437,199	543,157
Depreciation and amortization of other assets	2,230	5,194	7,085	16,753
Total expenses	1,289,697	954,562	4,058,713	2,833,170

(Loss) from operations	(608,360)	(104,775)	(1,755,015)	(550,493)

Other (income) expenses
Amortization of debt discount	-	281,813	187,876	1,122,440
Interest expense, net	(1,136)	120,000	133,465	413,478
Loss on extinguishment of debt	-	-	-	830,001
Total other (income) expenses	(1,136)	401,813	321,341	2,365,919
(Loss) before income taxes	(607,224)	(506,588)	(2,076,356)	(2,916,412)
Income tax expense (benefit)	775	(77)	4,575	6,473
Net (loss)	$(607,999)	$(506,511)	$(2,080,931)	$(2,922,885)

Net (loss) per share:

Net (loss) per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted average common shares outstanding - basic and diluted	95,625,972	59,459,303	89,493,874	58,641,233

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Additional Paid-In-	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balances at December 31, 2017	59,459,303	$59,459	420	$1	1,500	$2	-	$-	$7,535,969	$(7,970,693)	$100,000	$(275,262)

Issuance of common stock upon exercise of warrants	1,000,000	1,000	-	-	-	-	-	-	119,000	-	-	120,000

Issuance of common stock for cash at $0.12	25,000,002	25,000	-	-	-	-	-	-	2,975,000	-	-	3,000,000

Issuance costs from common stock offering	-	-	-	-	-	-	-	-	(418,213)	-	-	(418,213)

Conversion of Series A1 Preferred Stock to Common Stock	6,000,000	6,000	-	-	(1,500)	(2)	-	-	(5,998)	-	-	-

Conversion Series A Preferred Stock, Senior Debenture and accrued interest to Series B Preferred Stock	-	-	(420)	(1)	-	-	1,854	2	492,383	-	-	492,384

Conversion Series B Preferred Stock to common stock	4,166,667	4,167	-	-	-	-	(500)	(1)	(4,166)	-	-	-

Issuance of purchased warrants for cash of $100	-	-	-	-	-	-	-	-	416,106	-	-	416,106

Stock based compensation	-	-	-	-	-	-	-	-	1,036,893	-	-	1,036,893

Non-controlling interest buyback	-	-	-	-	-	-	-	-	-	-	(100,000)	(100,000)

Repurchase of Series B Preferred Stock	-	-	-	-	-	-	(1,354)	(1)	(366,706)	-	-	(366,707)

Net loss	-	-	-	-	-	-	-	-	-	(2,080,931)	-	(2,080,931)
Balances at September 30, 2018 (unaudited)	95,625,972	$95,626	-	$-	-	$-	-	$-	$11,780,268	$(10,051,624)	$-	$1,824,270

TAPINATOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
	2018	2017
Cash flows from operating activities:
Net (loss)	$(2,080,931)	$(2,922,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of software development costs	437,199	543,157
Depreciation and amortization of other assets	7,085	16,753
Amortization of debt discount	187,876	1,122,440
Amortization of original issue discount	51,230	264,732
Loss on extinguishment of debt	-	830,001
Stock based compensation	1,452,899	117,664

Decrease (increase) in assets
Accounts receivable	103,961	(18,259)
Prepaid expenses	(16,459)	(126,176)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	47,284	(44,964)
Deferred Revenue	184,001	335,432
Due to related parties	(60,535)	(31,962)
Net cash provided by operating activities	313,610	85,933

Cash flows from investing activities:
Capitalized software development costs	(641,702)	(641,489)
Purchase of property and equipment	(1,438)	(3,979)
Net cash (used in) investing activities	(643,140)	(645,468)

Cash flows from financing activities:
Net proceeds from exercise of common stock warrants	120,000	-
Net proceeds from issuance of common stock	2,581,787	350,000
Repurchase of Series B Preferred Stock	(366,707)	-
Senior convertible debenture principal payment	(1,142,857)	(234,000)
Repayment for Senior convertible debenture financing costs	-	(12,500)
Buyback of non-controlling interest	(100,000)	-
Net proceeds from sale of common stock warrants	100	-
Net cash provided by financing activities	1,092,323	103,500

Net change to cash and cash equivalents	762,793	(456,035)
Cash and cash equivalents at beginning of period	246,755	590,461
Cash and cash equivalents at end of period	$1,009,548	$134,426

Supplemental disclosure of cash flow information:
Cash paid for interest	$57,143	$191,520
Cash paid for taxes	$4,575	$6,473

Non-cash investing and financing activities:
Prepaid asset reclassed as transaction costs	$10,000	$-
Conversion of Series A Preferred stock, Senior Debenture and accrued interest to Series B Preferred Stock	$492,384	$-
Series A-1 convertible preferred stock issued related to debt extinguishment	$-	$660,000

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

Tapinator, Inc. (“Tapinator” or the “Company”) develops and publishes mobile games and applications on the iOS, Google Play, and Amazon platforms. Tapinator's portfolio includes over 300 titles that, collectively, have achieved over 450 million mobile downloads, including products such as ROCKY™, Video Poker Classic, Solitaire Dash, Dot to Dot – Relaxing Puzzles and Dice Mage. Tapinator generates revenues through the sale of branded advertising and via consumer transactions, including in-app purchases and subscriptions. Founded in 2013, Tapinator is headquartered in New York, with product development teams located in North America, Europe and Asia.

The Company was originally incorporated on December 9, 2013 in the state of Delaware. On December 12, 2013, the Company merged with Tapinator, Inc., a Nevada Corporation. The Company was the surviving corporation from this merger. On June 16, 2014, the Company executed a securities exchange agreement with the members of Tapinator LLC, a New York limited liability company, whereby the Company issued shares of its common stock to the members of Tapinator LLC in exchange for 100% of the outstanding membership interests of Tapinator LLC. The transaction resulted in a business combination and a change of control within its business purpose. For accounting and financial reporting purposes, Tapinator LLC was considered the acquirer and the transaction was treated as a reverse merger.

The Company currently develops and publishes two types of mobile applications. The Company’s Full-Featured Games are unique products with high production values and significant revenue potential, developed and published selectively based on both original and licensed IP. These titles require extensive development, marketing, and live ops investment and have, in the opinion of management, the potential to become long-lasting, category leading mobile franchises. These games are currently published exclusively under the Tapinator brand. Tapinator’s Rapid-Launch Games are legacy products that historically have been developed and published in significant quantity. These are titles that have been built economically and rapidly based on a series of internally developed, re-useable game engines. These games were previously published under the Tapinator brand but are currently published under the Tap2Play and TopTap Games brands.

In late 2018, the Company developed plans to expand its Full-Featured strategy to include subscription-based, freemium mobile applications within the Games, Entertainment and Lifestyle categories.

Note 2 —Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements and related notes included herein have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 17, 2018 Prospectus filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Principals of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes include the operations of the Company and its wholly-owned subsidiaries, Tapinator, LLC, Tap2Play, LLC, Tapinator IAF, LLC (this subsidiary was dissolved by the Company on December 31, 2017), and Revolution Blockchain, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include assumptions used in the recognition of revenue, realization of platform and advertising fees and related costs of revenue, long-lived assets, stock-based compensation, and the fair value of other equity and debt instruments.

Revenue Recognition

The Company derives revenue primarily from the three mobile platforms (iOS, Google Play and Amazon) on which it currently markets its mobile games and applications in the form of app store transactions and from various advertising networks in the form of branded advertising placements within its mobile applications.

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

In accordance with Accounting Standards Update (“ASU”) 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), the Company evaluates its agreements with the mobile platforms and advertising networks to determine whether it is acting as the principal or as an agent when selling its games or when selling premium in-game content or advertisements within its games, which it considers in determining if revenue should be reported gross or net. Key indicators that the Company evaluates to reach this determination include:

•	the terms and conditions of the Company’s contracts with the mobile platforms and ad networks;
•	the party responsible for determining the type, category and quantity of the methods to generate game revenue;
•	whether the Company is paid a fixed percentage of the arrangement’s consideration or a fixed fee for each game, transaction, or advertisement;
•	the party which sets the pricing with the end-user, and has the credit and inventory risk; and
•	the party responsible for the fulfillment of the game or serving of advertisements and that determines the specifications of the game or advertisement.

Based on the evaluation of the above indicators, the Company has determined that it is generally acting as a principal and is the primary obligor to end-users for its games distributed on the mobile platforms and for advertisements served by the advertising networks and has the contractual right to determine the price to be paid by the player. Therefore, the Company recognizes revenue related to these arrangements on a gross basis, when the necessary information about the gross amounts or platform fees charged, before any adjustments, are made available by the mobile platforms and advertising networks. The Company records the related platform fees and advertising network revenue share as expenses in the period incurred.

The Company recognizes revenue when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the content or service is delivered; the collection of fees is reasonably assured; and the amount of fees to be paid for the content or service is fixed or determinable.

Display Advertising and Offers:

We have contractual relationships with advertising networks for display advertisements and offers served within our games. For these arrangements, we are the principal and our performance obligation is to provide the inventory for advertisements and offers to be displayed within our games. The Company has determined the advertising buyer to be its customer and displaying the advertisements within the mobile games is identified as the single performance obligation. Revenue from advertisements and offers are recognized at the point-in-time the advertisements are displayed in the game or the offer has been completed by the user as the customer simultaneously receives and consumes the benefits provided from these services.

The pricing and terms for all our advertising arrangements are governed by either a master contract or insertion order and generally stipulate payment terms as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

Paid Downloadable Games:

Some of our legacy Rapid Launch Mobile Games are offered as paid downloadable games on certain mobile platforms. For an individual sale of a game with both online and offline functionality, we would typically have three distinct performance obligations; (1) the software license; (2) a right to receive future updates; and (3) online hosting. The software license performance obligation represents the game that is delivered digitally at the time of sale and typically provides access to offline core game content. The future update rights performance obligation would include updates on a when-and-if-available basis such as software patches or updates, and/or additional free content to be delivered in the future. The online hosting performance obligation consists of providing the customer with a hosted connection for online playability. For these legacy Rapid-Launch games, since we do not provide software updates or additional content, and since we do not host any online content for these games as they are not playable online, the only performance obligation that we recognize is the software license. The sales price allocated to the software license performance obligation is recognized at a point in time upon delivery (which is usually at or near the same time as the booking of the transaction).

Virtual Goods:

Our games allow for players to purchase or otherwise earn in-game currency or other premium in-game content in the form of virtual goods. For purposes of determining when the service has been provided as it relates to virtual goods, we have determined that an implied obligation exists to the paying player to continue displaying the purchased or otherwise earned virtual good over its estimated life or until it is consumed. Accordingly, we categorize our virtual goods as either consumable or durable virtual goods.

Consumable Virtual Goods:

Consumable virtual goods are items such as one-time game boosts consumed at a predetermined time or otherwise have limitations on repeated use. For the sale of consumable virtual goods, we recognize revenue, and the associated costs, as the goods are consumed. Our revenues from consumable virtual goods have been insignificant since the Company’s formation.

Durable Virtual Goods:

Durable virtual goods are items including virtual currency and premium in-game content such as power-ups, skins and equipment that remain in the game for as long as the player continues to play. If we do not have the ability to differentiate revenue attributable to durable virtual goods from consumable virtual goods for a specific game, we recognize revenue and the associated costs on the sale of durable and consumable virtual goods for that game ratably over the estimated average period that paying players typically play that game. We recognize revenue, and the associated costs, from the sale of durable virtual goods ratably over the estimated average playing period of paying players for the applicable game, which represents our best estimate of the average life of durable virtual goods.

We have partnered with third party advertising networks to provide rewarded video advertising to players of our games. A rewarded video advertisement enables users to acquire virtual currency, a durable virtual good, in exchange for watching a short video instead of paying cash. For rewarded video advertisements, similar to purchased durable virtual goods, revenue is initially recorded to deferred revenue and then recognized ratably over the estimated average playing period of paying players for the applicable game, which represents our best estimate of the average life of durable virtual goods,

On an annual basis, we determine the estimated average playing period for paying players by genre across a sample of our games beginning at the time of a player’s first purchase in that game and ending on a date when that paying player is no longer playing the game. To determine when paying players are no longer playing a given game, we measure the populations of paying players (the “daily cohort”) from the date of their first installation of the game and track each daily cohort to understand the number of players from each daily cohort who played the game after their initial purchase. For titles where we have one or more years of paying players’ historical usage data (“Tracked Titles”), we compute a weighted average playing period for paying users using this dataset.

For titles where we have less than one year of paying player data (“New/Untracked Titles”), we use a linear interpolation model on a representative sample of our games within each genre to estimate the average playing period of paying users. Using actual retention data for all players from these games for the period between game installation and up to 90 days thereafter, this data is inputted into a linear interpolation curve to estimate an average playing period for these titles. These calculated curves and their associated one-year average playing periods are mapped against the corresponding curves and associated average one-year playing periods for the Tracked Titles. Based on this mapping, the average playing period of paying users for Tracked Titles is then indexed up or down accordingly, and then applied against the New/Untracked Titles within the sample.

We then compute revenue-based weighted averages of the estimated playing period across all of the games in the sample, by genre, to arrive at the overall weighted average playing period of paying users for each of our major game genres, rounded to the nearest month. As of the fourth quarter of 2017 (our most recent determination date), the estimated weighted average life of our durable virtual goods was 16 months for our Casino / Card games, 2 months for our RPG / Arcade games and 2 months for our Rapid Launch games. The estimated weighted average life of our durable virtual goods across all of our games was 13 months as of the fourth quarter of 2017.

While we believe our estimates to be reasonable based on available game player information and based on the disclosed methodologies of larger publicly reporting mobile game companies, we may revise such estimates in the future based on changes in the operational lives of our games, and based on changes in our ability to make such estimates. Any future adjustments arising from changes in the estimates of the lives of these virtual goods would be applied to the then current quarter, and prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns compared to historical titles. Any changes in our estimates of useful lives of these virtual goods may result in revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

Arrangements with Multiple Performance Obligations:

For arrangements with multiple performance obligations, we allocate the transaction price to each performance obligation in an amount that depicts the amount of consideration to which we expect to be entitled in exchange for satisfying each performance obligation, which is based on the standalone selling price. The standalone selling price represents the observable price which we would sell the advertising placement separately in a similar circumstance, to a similar customer.

On August 7, 2018, we entered into a License Agreement (the “License Agreement”) pursuant to which the we granted Licensee the exclusive, worldwide right to localize, publish, distribute and operate one of the Company’s mobile games. The License Agreement represents an Arrangement with Multiple Performance Obligations.

As consideration for the grant of rights to Licensee under the License Agreement, Licensee agreed to make upfront payments to the Company (the “Minimum Guarantee”). The Minimum Guarantee impacts our revenue recognition as it relates to the distinction between functional intellectual property and symbolic intellectual property for licensing arrangements. We are required to make such distinction based on the nature of the license and recognize revenue at a point in time for functional intellectual property and over time for symbolic intellectual property (such as trademarks, brands and character images). The License Agreement also requires that the Company provide specific goods and services in the form of regular software updates.

We have determined the License Agreement includes multiple performance obligations related to functional intellectual property, symbolic intellectual property and software-related services (updates). For these three components, revenue associated with individual performance obligations is recorded separately as they are each distinct obligations. The standalone selling price for each component is determined by using an expected cost plus margin approach. The amounts assigned to each product or services is recognized when the product is delivered and/or when the services are performed. The obligation associated with functional intellectual property is deemed satisfied when we have transferred the software license to Licensee and the Licensee has deployed the intellectual property into the market. The symbolic intellectual property obligations are deemed to be performed over an extended period, whereby revenue is generally recognized over time on a ratable basis over the initial term of the License Agreement. The software-related services obligations (updates) are also deemed to be performed over an extended period, whereby revenue is generally recognized over time, on a ratable basis over the initial term of the License Agreement.

Disaggregation of Revenue:

The following table summarizes revenue from contracts with customers for the Three months and Nine months ended September 30, 2018 and September 30, 2017

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Display Ads & Offers (point-in-time revenue)	$161,770	$435,697	$739,170	$1,362,070
Paid Downloadable Games (point-in-time recognition)	152,200	148,422	661,064	404,098
Durable Virtual Goods (over-time recognition):
In-Game Currency and Premium In-Game Content	192,336	265,668	683,517	516,509
Rewarded Video Ads	14,094	-	59,010	-
Arrangements with Multiple Performance Obligations (over-time recognition):
License Agreement Minimum Guarantee	160,937	-	160,937	-
Total Revenue	$681,337	$849,787	$2,303,698	$2,282,677

The Company reports as a single segment - mobile applications.  In the disaggregation above, the Company categorizes revenue by type, and by over-time or point-in-time recognition

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of September 30, 2018 and December 31, 2017, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

Cash Equivalents

For purposes of the Company’s financial statements, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2018 and December 31, 2017.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of September 30, 2018, the total amount exceeding such limit was $681,981.

The Company derives revenue from mobile app platforms and advertising networks which individually may contribute 10% or more of the Company’s revenues in any given year. For the nine months ended September 30, 2018, revenue derived from two gaming platforms comprised 40% of such period’s total revenue and revenue derived from three advertising networks comprised 15% of such period’s total revenue. For the nine months ended September 30, 2017, revenue derived from two mobile app platforms comprised 35% of such period’s total revenue and revenue derived from three advertising networks comprised 25% of such period’s total revenue.

As of September 30, 2018, the receivable balance from two mobile app platforms comprised 34% of the Company’s total accounts receivable balance and the receivable balance from one advertising network comprised 6% of the Company’s total accounts receivable balance. As of December 31, 2017, the receivable balance from two advertising networks comprised 27% of the Company’s total accounts receivable balance and the receivable balance from two mobile app platforms comprised 49% of the Company’s total accounts receivable balance.

Property and Equipment

Property and equipment are stated at cost. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition, is reflected in earnings. Property and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Life:	Years

Computer equipment (Years)	3
Furniture and Fixtures (Years)	5
Leasehold improvements	3

Software Development Costs

In accordance with ASC 985-20, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for use in our product offerings. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Software development costs are amortized on a straight-line basis over the estimated economic lives of the products, beginning when the product is placed into service.

The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. Software costs incurred prior to establishing technological feasibility are charged to Research and Development expense as incurred.

Impairment of Long-lived Assets

The Company regularly reviews property, equipment, software development costs and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Based upon management’s assessment, there was no impairment of the Company’s property and equipment at September 30, 2018 and December 31, 2017. Management has deemed that certain software development costs were impaired at December 31, 2017, and such impairment is more fully described in Note 8 below. There was no impairment of software development costs during the nine months ended September 30, 2018.

In general, investments in which the Company owns less than 20% of an entity’s equity interest or does not hold significant influence over the investee are accounted for under the cost method. Under the cost method, these investments are carried at the lower of cost or fair value. The Company periodically assesses its cost method investments for impairment. If determination that a decline in fair value is other than temporary, the Company will write-down the investment and charge the impairment against operations. At September 30, 2018 and December 31, 2017, the carrying value of our investments totaled $5,000 and $5,000, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

Cost of Revenue (excluding amortization of software development costs)

Cost of revenue includes primarily platform and advertising network fees, licensing costs and hosting fees. The Company, along with all mobile application publishers, is required to pay platform fees to Apple, Google and Amazon equal to approximately 30% of gross revenue. The Company is also required to pay a revenue share of approximately 30% to advertising networks and similar service providers.

Stock-Based Compensation

The Company measures the fair value of stock-based compensation issued to employees and non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions), or the fair value of the award (for non-stock transactions), which are considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Basic and Diluted Net (Loss) per Share Calculations

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive.

For the nine months ended September 30, 2018, potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share include 11,000,000 Restricted Stock Units, 5,050,000 Common Stock Options and 34,200,002 Common Stock Warrants.

For the nine months ended September 30, 2017, potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share include 10,800,000 potentially convertible common shares related to the Company’s Senior Secured Convertible Debenture, 1,680,000 potentially convertible common shares related to the Company’s Series A Preferred Stock, 6,000,000 potentially convertible shares related to the Company’s Series A-1 Preferred Stock, 5,050,000 Common Stock Options and 3,500,000 Common Stock Warrants.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date through the date of issuance.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, this ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. While we are currently evaluating the impact of the adoption of this ASU, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016–10 “Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. The adoption of the new standard did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. This new guidance must be adopted using a modified retrospective approach whereby lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases, mostly for office space.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3 — Net Loss Per Share

The Company computes net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.

	Three months ended
	September 30,
	2018	2017
Net loss	$(607,999)	$(506,511)
Shares used to compute net loss per share:
Weighted average common shares outstanding	95,625,972	59,459,303
Weighted average common shares subject to restrictions	—	—
Weighted average shares used to compute basic and diluted net loss per share	95,625,972	59,459,303
Net loss per share - basic and diluted	$(0.01)	$(0.01)

	Nine months ended
	September 30,
	2018	2017
Net loss	$(2,080,931)	$(2,922,885)
Shares used to compute net loss per share:
Weighted average common shares outstanding	89,493,874	58,641,233
Weighted average common shares subject to restrictions	—	—
Weighted average shares used to compute basic and diluted net loss per share	89,493,874	58,641,233
Net loss per share - basic and diluted	$(0.02)	$(0.05)

The following warrants to purchase common stock, options to purchase common stock, restricted stock units (“RSUs”) and preferred stock have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Nine months ended
	September 30,
	2018	2017
Warrants to purchase common stock	34,200,002	3,500,000
Potentially convertible common stock underlying senior debenture	—	10,800,000
Options to purchase common stock	5,050,000	5,050,000
RSUs	11,000,000	—
Series B Preferred stock	—	—
Series A Preferred stock	—	1,680,000
Series A-1 Preferred stock	—	6,000,000
	50,250,002	27,030,000

Note 4 — Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date of identical, unrestricted assets or liabilities.
•	Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As of September 30, 2018 and December 31, 2017, the Company did not identify any assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 825, Financial Instruments.

Note 5 — Accounts Receivable

	September 30,	December 31,
	2018	2017
Accounts receivable	$229,129	$333,090
Less: Allowance for doubtful accounts	-	-
Accounts receivable, Net	$229,129	$333,090

The Company had no bad debts during the nine months ended September 30, 2018 and 2017.

Note 6 — Prepaid Expenses

Prepaid expense consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Deferred platform commission fees	$146,333	$146,708
Deferred royalties	1,100	3,704
Prepaid Professional fees	-	15,000
Other	46,855	12,417
Total Prepaid Expenses	$194,288	$177,829

Note 7 — Property and Equipment

Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Leasehold improvements	$2,435	$2,435
Furniture and fixtures	10,337	10,337
Computer equipment	25,723	24,285
Property and equipment cost	38,495	37,057
Less: accumulated depreciation	(29,730)	(22,645)
Property and equipment, net	$8,765	$14,412

During the nine months ended September 30, 2018 and 2017, depreciation expense was $7,085 and $7,425, respectively.

Note 8 — Capitalized Software Development

Capitalized software development costs at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Software development cost	$3,901,421	$3,259,719
Less: accumulated amortization	(2,670,370)	(1,976,861)
Less: Impairment of capitalized software	-	(256,310)
Software development cost, net	$1,231,051	$1,026,548

During the nine months ended September 30, 2018 and 2017, amortization expense related to capitalized software was $437,199 and $543,157, respectively. At December 31, 2017, management deemed that the net software development cost carrying amount related to certain of our released and unreleased mobile games was likely not recoverable, thus we took an impairment charge of $256,310 as of December 31, 2017.

Note 9 - Investments

In January 2015, the Company made a $5,000 passive investment into Peer5, a Tel Aviv, Israel based internet infrastructure company focused on improving the scalability and efficiency of mobile and internet content delivery.

Note 10 - Related Party Transactions

The Company utilizes the services of an affiliated entity of a major shareholder for the development of its Rapid-Launch mobile games. Amounts incurred by the Company for such development services, which were primarily attributed to capitalized software development costs, for the nine months ended September 30, 2018 and 2017 were $372,029 and $433,578, respectively. As of September 30, 2018 and December 31, 2017, the Company had balances due to related parties related primarily due to the software development services of $39,580 and $100,115, respectively.

Note 11 — Senior Secured Convertible Debenture

On June 19, 2015, the Company and Hillair Capital Investment L.P. (“Hillair”) entered into a Securities Purchase Agreement, dated June 19, 2015 (the “Purchase Agreement”) pursuant to which the Company issued to Hillair the following (i) $2,240,000 8% Original Issue Discount Senior Secured Convertible Debenture (the “Original Debenture”) which was convertible into shares of the Company’s common stock at a price per share of $.205, (ii) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to 10,926,829 shares of common stock with an exercise price of $.30 and (iii) Series B Common Stock purchase warrants (the “Series B Warrants”) to purchase up to 10,926,829 shares of common stock with an exercise price of $.30 (collectively, the terms of which are referred to herein as the “Original Financing”).

In July 28, 2016, the Company and Hillair entered into an Exchange Agreement (“2016 Exchange Agreement”) to amend and refinance the terms of the $2.24 million 8% Original Issue Discount Senior Secured Convertible Debenture originally issued in June, 2015. Immediately prior to the 2016 Exchange Agreement, the Company owed cash payments to Hillair of $560,000 on October 1, 2016 and $1,120,000 on January 1, 2017 under the Original Debenture.  Pursuant to the 2016 Exchange Agreement, the following material terms of the Original Financing were amended, altered and/or ratified: (i) the Original Debenture was exchanged in its entirety for the issuance of a new 8% Original Issue Discount Senior Secured Convertible Debenture with an original principal amount of $2,394,000 and an increased conversion price of $0.25 (the “2016 Debenture”), (ii) the issuance of 420 shares of a new Series A Convertible Preferred Stock as further described by the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock which may be exercised for up to 1,680,000 shares of Company’s common stock, (iii) the extension of the maturity date of the Series A Warrant from June 22, 2020 until July 28, 2021, (iv) the cancellation of the Series B Warrants in their entirety, (v) the ratification of the Security Agreement executed by the Company with respect to all of its assets (as required by the initial Purchase Agreement and Original Debenture) as continued collateral for the New Debenture as well as the ratification of the Subsidiary Guarantee and Pledge and Security Agreement as such agreements are referenced in the Purchase Agreement and Exchange Agreement, and (vi) the creation of a new right for the Holder, subject to the written consent of the Company, for a $2,100,000 cash investment in the Company with identical terms to the new financing.

In June 2017, the Company and Hillair entered into an amendment agreement (the “2017 Amended Agreement”) to amend and refinance the terms of the 2016 Debenture. Pursuant to the 2017 Amended Agreement, the Company prepaid to Hillair a portion of the outstanding principal on the 2016 Debenture in the amount of $234,000 and all of the accrued interest on the 2016 Debenture through June 30, 2017 in the amount of $191,520. Following such payments, the remaining principal amount of the Holder’s amended 2016 Debenture was $2,160,000 (the “Amended 2016 Debenture”). In addition, the Company and Hillair agreed to reduce the conversion price of the 2016 Debenture from $0.25 to $0.20. The Amended 2016 Debenture was due on July 31, 2018, and the Company shall pay interest to the Holder on the aggregate unconverted and then outstanding principal amount of this debenture at the rate of 8% per annum, payable on each December 31, March 31, July 31, and October 31, thereafter, beginning on December 31, 2017. In June 2017, the Company and Holder also entered into an exchange agreement (the “2017 Exchange Agreement”) to exchange the existing 10,926,829 shares of Series A Common Stock purchase warrants for 1,500 shares of Series A-1 Convertible Preferred Stock.

On September 7, 2017, Hillair assigned all of its rights under and relating to the Senior Debenture to HSPL Holdings, LLC (“HSPL”), including the Series A-1 Convertible Preferred Stock.

On January 22, 2018, HSPL elected to convert all of the 1,500 shares of Series A-1 Stock into 6,000,000 shares of the Company’s common stock. The 6,000,000 shares of common stock converted under the Series A-1 Preferred Stock were issued without restrictive legend pursuant to Section 4(a)(1) of the Securities Act.

On February 23, 2018, the Company entered into a Series B Exchange Agreement (the “Series B Exchange Agreement”) with HSPL to amend the terms of the 2017 Amended Agreement. On February 23, 2018, the Company paid to HSPL $1,200,000 in cash for a net reduction of the principal amount of the Amended 2016 Debenture of $1,142,857 after giving effect to a 5% prepayment penalty which resulted in a remaining principal balance of $1,017,143 plus all accrued but unpaid interest under the 2016 Debenture (the “Remaining 2016 Debenture Balance”). Pursuant to the Series B Exchange Agreement, the Remaining 2016 Debenture Balance and the Series A Preferred Stock were exchanged in their entirety (and thus cancelled) for issuance of 1,854 shares of Series B Convertible Stock (the “Series B Preferred Stock”) as further described by the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock which may be initially exercised for up to 15,450,000 shares of Company’s common stock, subject to adjustment. As a result of the Series B Exchange Agreement, the Company eliminated all of its outstanding debt. Each share of the Series B Preferred Stock has a conversion price of $0.12 and a stated value of $1,000. Subject to certain exceptions, in the event the Company issues shares of its common stock at a price below $0.082, the conversion price of the Series B Preferred Stock will be reduced to the price of such issuance. HSPL and any subsequent holders of the Series B Preferred Stock are prohibited from converting the Series B Preferred Stock into more than 9.99% of the Company’s then outstanding number of shares of common stock after giving effect to such conversion.  The shares of Series B Preferred Stock were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act. The shares of common stock underlying the Series B Preferred Stock are subject to being issued without restrictive legend pursuant to Section 3(a)(9) of the Securities Act, subject to various conditions and limitations.

On May 2, 2018, HSPL elected to convert 500 shares of its 1,854 shares of Series B Preferred Stock into 4,166,667 shares of the Company’s common stock. The 4,166,667 shares of common stock converted under the Series B Preferred Stock were issued without restrictive legend pursuant to Section 4(a)(1) of the Securities Act.

On September 7, 2018, the Company repurchased 1,354 shares of the Company’s Series B Preferred Stock from HSPL for a per share purchase price of $270.83, or an aggregate purchase price of $366,707. The repurchased shares represented all of the outstanding shares of the Series B Preferred Stock and, following the transaction, the Company will have no Preferred Stock outstanding in any class. Pursuant to the terms of the Series B Preferred Stock, the repurchased shares were convertible into 11,283,333 shares of the Company’s common stock.   The repurchase purchase price represents a per share common stock purchase price of $0.0325, if conversion had occurred.

During the nine months ended September 30, 2018 and 2017, amortization of the debt discount related to the Senior Secured Convertible Debentures was $187,876 and $1,122,440, respectively. During the nine months ended September 30, 2018 and September 30, 2017, amortization of the original issue discount related to the Senior Secured Convertible Debentures was $51,230 and $264,732, respectively. As a result of the 2017 Amendment Agreement, the Company recorded a loss of $830,001 related to the debt original debt extinguishment for the nine months ended September 30, 2017.

Senior secured convertible debenture payable as of September 30, 2018, and December 31, 2017 were comprised of the following:

	September 30, 2018	December 31, 2017
Principal balance outstanding	$-	$2,160,000
Less:
Debt discount – beneficial conversion feature	-	(657,564)
Debt discount – original issue discount	-	(179,304)
Debt discount – financing costs	-	(6,250)
Principal balance outstanding, net	-	1,316,882
Less current portion	-	1,316,882
Long term portion	-	-

Note 12 — Commitments and Contingencies

Leases

In August 2016, the Company entered into a lease for office space which expires in November 2021. Future minimum lease payments under this lease are as follows:

Year ended December 31,
2018 (remaining 3 months)	$14,435
2019	59,469
2020	61,253
2021	63,090
Total	198,247

For the nine months ended September 30, 2018 and 2017 rent expense totaled $43,368 and $41,887, respectively.

License Agreement

On August 7, 2018 (“Effective Date”), the Company entered into a License Agreement (the “Solitaire Dash License Agreement”), pursuant to which the Company granted Licensee the exclusive, worldwide right to localize, publish, distribute and operate the Company’s mobile game titled Solitaire Dash – Card Game (“Solitaire Dash”).

As consideration for the grant of rights to Licensee under the Solitaire Dash License Agreement, Licensee agreed to make upfront payments to the Company in the aggregate of $500,000 payable in installments (the “Upfront Payments”). As of September 30, 2018, the Company has received $300,000 in upfront payments. In addition, for sales of Solitaire Dash, the Solitaire Dash License Agreement provides an ongoing net revenue share formula which would allow the Company to receive certain percentages of the revenues received by the Licensee based on certain revenue targets in addition to the Upfront Payments.  As part of a separate agreement, the Company agreed to pay the third-party who introduced the Company and Licensee 6.5% of all payments received by the Company under the Solitaire Dash License Agreement. In accordance with the agreement, the Company has recognized $160,937 in revenue in the period ending September 30, 2018 and deferred revenue of $139,063 as of September 30, 2018.

The Solitaire Dash License Agreement is for a term of four years from the Effective Date and will automatically renew for subsequent one year periods unless Licensee notifies the Company of its intent to terminate within 90 days before the end of the fourth year or any subsequent renewal period. During the term on the contract, the Company responsible to maintain and develop updates of Solitaire Dash and provide such versions to the Licensee. Either party may also unilaterally terminate the Solitaire Dash License Agreement under certain circumstances.

Minimum Developer Commitments

Future developer commitments as of September 30, 2018, were $487,621. These developer commitments reflect the Company’s estimated minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones.

At September 30, 2018, future unpaid developer commitments were as follows:

Future
Minimum
Developer
Year Ending December 31,	Commitments
2018 (remaining 3 months)	$101,911
2019	356,040
2020	29,670
2021	—
$487,621

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Note 13 — Stockholders’ Equity (Deficit)

Common Stock

At September 30, 2018, the authorized capital of the Company consisted of 250,000,000 shares of common stock, par value $0.001 per share, and 1,532,500 shares of blank check preferred stock, par value $0.001 per share.

In February, 2017, the Company entered into a Stock Purchase Agreement with an individual investor for the purchase of 500,000 shares of the Company's common stock for an aggregate purchase price of $150,000, or $0.30 per share. In connection with the financing, the Company also issued to the investor two warrants. Each warrant has a term of three years and each warrant shall enable the investor to purchase up to an additional 500,000 shares of the Company's common stock at an exercise price of $.30 per share and $.36 per share, respectively. On January 18, 2018, the Company reduced the price per share of the two warrants from $0.36 and $0.30 to $0.12.  Upon the reduction of the exercise price, the shareholder elected to exercise both warrants for an aggregate cash payment of $120,000 for 1,000,000 shares of common stock.

On January 22, 2018, the holder of the Company’s Series A-1 Preferred Stock elected to convert all of the 1,500 shares of such stock into 6,000,000 share of common stock.

On January 30, 2018, we consummated the first closing of the Company’s private placement announced on September 7, 2017 (the “Offering”). Specifically, the Company entered into Subscription Agreements (the “Subscription Agreement”) with various investors (collectively, the “Investors”) for the purchase of 11,791,668 shares of the Company’s Common Stock for an aggregate purchase price of $1,415,000, or $0.12 per share. The Company received net proceeds of $1,162,804 from the first closing after payment of the placement agent’s 10% cash commission as well as other expenses relating to the Offering and other expenses of the Company. In connection with the first closing and pursuant to the terms of the Offering, the Company issued to the Investors Common Stock Purchase Warrants (the “Warrants”) to purchase up to 11,791,668 shares of the Company’s Common Stock at a per share exercise price of $0.144. The Warrants have five-year terms and do not allow for cashless exercise unless the Company is unable to obtain an effective registration statement with the Securities and Exchange Commission regarding the shares underlying the Warrants, subject to certain conditions.

On February 7, 2018, we consummated the second closing of the Offering. Specifically, the Company entered into Subscription Agreements with Investors for the purchase of 8,562,499 shares of the Company’s Common Stock for an aggregate purchase price of $1,027,500, or $0.12 per share. The Company received net proceeds of $920,680 from the second closing after payment of the placement agent’s 10% cash commission as well as other expenses relating to the Offering. In connection with the second closing and pursuant to the terms of the Offering, the Company issued to the Investors Warrants to purchase up to 8,562,499 shares of the Company’s Common Stock at a per share exercise price of $0.144.

On February 15, 2018, we consummated the third and final closing of the Offering. Specifically, the Company entered into Subscription Agreements with Investors for the purchase of 4,645,835 shares of the Company’s Common Stock for an aggregate purchase price of $557,500, or $0.12 per share. The Company received net proceeds of $498,303 from the third closing after payment of the placement agent’s 10% cash commission as well as other expenses relating to the Offering. In connection with the third closing and pursuant to the terms of the Offering, the Company issued to the Investors Warrants to purchase up to 4,645,835 shares of the Company’s Common Stock at a per share exercise price of $0.144.

On May 2, 2018, the holder of our Series B Convertible Preferred Stock (“Series B Stock”) elected to convert 500 of its 1,854 shares of Series B Stock into 4,166,667 shares of the Company’s common stock.  The 4,166,667 shares of common stock converted under the Series B Stock were issued without restrictive legend pursuant to Section 4(a)(1) of the Securities Act.

On September 7, 2018, we entered into a Stock Repurchase Agreement whereby the Company repurchased 1,354 shares of the Company’s Series B Stock for a per share purchase price of $270.83, or an aggregate purchase price of $366,707. The Repurchased Shares represent all of the outstanding shares of the Series B Stock. Pursuant to the terms of the Series B Stock, the Repurchased Shares were convertible into 11,283,333 shares of the Company’s common stock. The Repurchase Amount represents a per share purchase price of the Conversion Shares, if conversion had occurred, equal to $0.0325. Pursuant to the terms of the Series B Repurchase Agreement, the Repurchased Shares were canceled in full and of no further force or effect as of the Effective Date. After the Effective Date, there are no shares of Series B Stock outstanding and, following the transaction, the Company will have no Preferred Stock outstanding in any class.

Options

In December 2015, the Company approved the 2015 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance stock awards and other stock-based awards (collectively, “Stock Awards”). Under the Plan, the Company may grant Stock Awards to its employees, directors and consultants of up to 6,000,000 shares of common stock.

In January 2016 and pursuant to the 2015 Equity Incentive Plan, the Company granted a non-executive member of the Company’s Board of Directors an option to purchase 300,000 shares of the Company’s common stock at an exercise price equal to $0.33 per share. Such option shall vest in eight quarterly installments of 37,500 shares at the end of each quarterly anniversary commencing on March 31, 2016, contingent upon the grantee’s continual service as a member of the Board of Directors as of each vesting installment date. Total stock-based compensation related to this option grant was $4,124 and $37,117 during the nine months ended September 30, 2018 and 2017, respectively.

In May 2016 and pursuant to the 2015 Equity Incentive Plan, the Company granted an executive officer an option to purchase 250,000 shares of the Company’s common stock at an exercise price equal to $0.1925 per share. Such option shall vest in eight quarterly installments of 31,250 shares at the end of each quarterly anniversary commencing on August 31, 2016, contingent upon the grantee’s continual employment by the Company as of each vesting installment date. Total stock-based compensation related to this option grant was $10,026 and $18,047 during the nine months ended September 30, 2018 and 2017, respectively.

On May 11, 2017 and pursuant to the 2015 Equity Incentive Plan, the Company granted executive officers, directors and employees options to purchase 4,500,000 shares of the Company’s common stock at an exercise price equal to $0.11 per share. Such options shall vest in twelve quarterly installments of 375,000 shares at the end of each quarterly anniversary commencing on June 30, 2017, contingent upon the grantee’s continual employment or service with the Company as of each vesting installment date. Total stock-based compensation related to this option grant was $112,500 and $62,500 during the nine months ended September 30, 2018 and 2017, respectively.

On January 23, 2018 and via the written consent of a majority of its stockholders, the Company increased the number of its authorized common stock from 150,000,000 to 250,000,000 and increased the number of shares of common stock underlying its 2015 Equity Incentive Plan from 6,000,000 to 18,000,000.

The fair value of the stock options issued in 2017 was determined using the Black Scholes option pricing model with the following assumptions: dividend yield: 0%; volatility: 304.61%; risk free rate: 2.39%; term 10 years.

		Weighted	Weighted	Intrinsic
	Number	average	average	value
	of	exercise	life	of
	Options	price	(years)	Options
Outstanding, January 1, 2017	550,000	$0.27	9.23
Granted	4,500,000	0.11	10.00
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2017	5,050,000	$0.13	9.24
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2018	5,050,000	$0.13	8.49	-

Exercisable, September 30, 2018	2,943,750	$0.15	8.35	-

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The OTC Markets of $0.05 per share as of September 28, 2018 (the last trading day in the nine months ended September 30, 2018).

Restricted Stock Units

On February 21, 2018, the Board of Directors of the Company approved grants of 10,750,000 Restricted Stock Units (as defined by the Company’s 2015 Equity Incentive Plan) to certain named officers and directors as well as a key employee of the Company. The total value of the grants was $4,515,000 and the shares have a thirty-six-month vesting period.

On August 2, 2018, the Board of Directors of the Company approved a grant of 250,000 Restricted Stock Units (as defined by the Company’s 2015 Equity Incentive Plan) to a named officer of the Company. The total value of the grant was $17,500 and the shares have a thirty-six-month vesting period.

The grants of Restricted Stock Units were issued to the named officers and directors as well as a key employee of the Company as follows (the “RSU Grants”):

Name	No. of RSU’s	Title

Robert Crates	250,000	Director
Brian Chan	250,000	VP Finance & Acccounting
Employee	250,000	Employee(s)
Teymour Farman-Farmaian	250,000	Director
Andrew Merkatz	5,000,000	Director, President, CFO
Ilya Nikolayev	5,000,000	Director, CEO
Total RSU’s	11,000,000

Subject to each recipient continuing as an officer, director, or employee (as appropriate) of the Company, each of the RSU Grants shall vest as follows: beginning on the eighteenth month following the date of the grant, the RSU Grants shall vest ratably over the following eighteen months for a total vesting period of thirty-six months. The RSU Grants shall include a provision for acceleration upon a Corporate Transaction (as defined in the 2015 Equity Incentive Plan).  The RSU Grants to the officers and directors of the Company were approved by each of the non- employee members of the Board of Directors of the Company. Compensation expense will be recognized ratably over the total vesting schedule The Company will periodically adjust the cumulative compensation expense for forfeited awards. As of September 30, 2018, the Company has recorded $910,243 in compensation expense related to the February and August 2018 RSU grants.

The following table shows a summary of RSU activity for the nine months ended September 30, 2018:

Weighted
	Number	average
	of	Grant Date
	Units	Fair Value
Awarded and unvested, December 31, 2017	-	$-
Granted	11,000,000	0.41
Vested	-	-
Forfeited	-	-
Awarded and unvested, September 30, 2018	11,000,000	$0.41

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company has measured the value of its February 2018 award as if it were vested and issued on the grant date with a value of $4,515,000 based on the closing price of the Company's stock at the grant date of the RSU Grant ($0.42 per share). The Company has measured the value of its August 2018 award as if it were vested and issued on the grant date with a value of $17,500 based on the closing price of the Company's stock at the grant date of the RSU Grant ($0.07 per share).

Common stock warrants

On February 15, 2018 and in connection with the three closings and pursuant to the terms of the Offering described above, the Company issued to the placement agent Common Stock Purchase Warrants (the “Placement Agent Warrants”) to purchase up to 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15. The Placement Agent Warrants will have a five-year term and will have cashless exercise provisions at all times.

In connection with the three closings of the Offering described above, the Company issued Warrants to the Investors to purchase up to 25,000,002 shares of the Company’s Common Stock at a per share exercise price of $0.144.

On February 20, 2018 and as amended on March 1, 2018, the Company entered into an investment banking advisory agreement with Westpark Capital, Inc. with an initial term of six months. In connection with this agreement, Westpark Capital purchased a three-year common stock warrant to purchase up 1,400,000 share of the Company’s common stock at an exercise price of $.01 per share from the Company for a purchase price of $100. Stock based compensation of $416,006 was recorded during the nine months ended September 30, 2018. For a total fair value of $416,106.

During the nine months ended September 30, 2018, the Company granted warrants in connection with the offering described above. The warrant terms are 5 years expiring in January, 2023 and February, 2023. In January 2018, the Company agreed to reduce the exercise price of 1,000,000 warrants issued in connection with the February 2017 Stock Purchase Agreement describe above to $0.12 per share.  These warrants were subsequently exercised in January 2018 totaling $120,000.

	Number	Weighted	Weighted	Intrinsic
	of	average	average	value
	Common Stock	exercise	life	of
	Warrants	price	(years)	Warrants
Outstanding, January 1, 2017	10,926,829	$0.30	4.47
Granted	3,500,000	0.24	3.00
Exercised	-	-	-
Canceled	(10,926,829)	0.30	2.47
Outstanding, December 31, 2017	3,500,000	0.24	2.35
Granted	31,700,002	0.14	4.35
Exercised	(1,000,000)	0.12	1.90
Canceled	-	-	-
Outstanding, September 30, 2018	34,200,002	$0.14	4.16	$56,000

Exercisable, September 30, 2018	34,200,002	$0.14	4.16	$56,000

Note 14 – Non-Controlling Interest

On December 29, 2017, the Company, jointly with an individual investor, organized Revolution Blockchain, LLC (“RB”), a Colorado limited liability company for the purpose of developing, marketing and monetizing games and applications that, other than for payment purposes, write to or read from a blockchain, with ownership interests of 96% and 4% for the Company and the individual investor, respectively.

In connection with entering into the RB joint venture with the individual investor, RB issued to the individual investor a four percent (4%) membership interest as a Class A Member of RB for an aggregate purchase price of $100,000. The Class A Members have the right to convert their entire initial capital investment into shares of the Company’s common stock at a conversion price of $0.25 per share. RB shall distribute to the Class A Members no later than (i) forty-five days from the end of each fiscal quarter and (ii) ninety days from the end of each fiscal year, on a pro rata basis, 50% of all net revenue earned by RB in the previous fiscal period, as applicable, until the Class A Members have received two times the Class A Member’s initial capital commitment. At such time the distribution percentage shall be decreased from 50% to 20% of net revenue. For purposes of illustration, for each $100,000 Initial Capital Commitment, a Class A Member shall initially receive a 10% distribution right of Net Revenue until such time as such Class A Member has received $200,000. At such time, such Class A Member’s distribution right shall decrease from 10% to 4% of the Net Revenue.

On March 26, 2018, the Company purchased the 4% interest in its Revolution Blockchain, LLC majority-owned subsidiary that it did not otherwise own for a purchase price equal to the following: (i) $100,000 in cash and (ii) the issuance of a three-year common stock warrant to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $0.25. Following the transaction, Revolution Blockchain LLC became a wholly-owned subsidiary of the Company.

Note 15 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2018 to the date these unaudited condensed consolidated financial statements were issued and has no transactions or events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. The forward-looking statements included in this Quarterly Report are made only as of the date hereof.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three and nine months ended September 30, 2018 and 2017. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in Form S-1/A filed on August 22, 2018.

Tapinator develops and publishes mobile games and applications on the iOS, Google Play, and Amazon platforms. Tapinator's portfolio includes over 300 titles that, collectively, have achieved over 450 million mobile downloads, including products such as ROCKY™, Video Poker Classic, Solitaire Dash, Dot to Dot – Relaxing Puzzles and Dice Mage. Tapinator generates revenues through the sale of branded advertising and via consumer transactions, including in-app purchases and subscriptions.

The Company currently develops two types of mobile applications. The Company’s Full-Featured Games are unique products with high production values and significant revenue potential, developed and published selectively based on both original and licensed IP. These titles require extensive development, marketing, and live ops investment and have, in the opinion of management, the potential to become well-known and long-lasting mobile franchises. These games are currently published exclusively under the Tapinator brand. Tapinator’s Rapid-Launch Games are legacy products that historically have been developed and published in significant quantity. These are titles that have been built economically and rapidly based on a series of internally developed, re-useable game engines. These games were previously published under the Tapinator brand but are currently published under the Tap2Play and TopTap Games brands.

Full-Featured Games: We define a Full-Featured Game as a product that is designed and engineered on a completely custom basis (i.e. not based on an existing game engine), and one that contains unique components of gameplay, systems, themes, IP or some combination thereof. Full-Featured Games require significant development, marketing and live ops investment and have, in the opinion of management, the potential to become long-lasting, category leading mobile game franchises. To date, the Company has developed and/or published approximately 17 Full-Featured Games including notable titles such as: ROCKY™, Video Poker Classic, Solitaire Dash and Dice Mage. Thirteen of these games have been editorially featured as “Best New Games” or “New Games We Love” by Apple on the iOS platform, and a subset of these games have also been editorially featured by the Google Play and Amazon App Stores. These games are marketed primarily through app store feature placement and through paid marketing channels in cases where the Company calculates that a game’s average player Lifetime Value (“LTV”) exceeds that of the game’s average player acquisition cost. Full-Featured Games are monetized primarily via consumer app store transactions.

Rapid-Launch Games: We define a Rapid-Launch Game as a product that is built on top of one of our internally developed Rapid-Launch Game engines. To date, we have developed engines (and launched more than 300 Rapid-Launch titles) within the following game genres: parking, driving, stunts, shooters, fighting, animal sims, career sims and racing. For example, we have created a proprietary parking simulation engine and have used this to launch car, truck, limousine, ambulance, and other types of vehicle parking simulation games. These games are monetized primarily through branded advertisements which are typically sold via third-party advertising networks and trafficked via third-party ad mediation software installed within the games. These games are marketed primarily through cross-promotion within our existing Rapid-Launch Game network and via various app store optimization (“ASO”) strategies.

Strategy

In early 2017, we announced a strategic shift to primarily focus the Company’s management and investment resources into our Full-Featured Games business. We believe the potential size, quality and sustainability of revenues and earnings from the Full-Featured business is significantly greater than that of our legacy Rapid-Launch Games business. The Company’s goal for its Full-Featured business is to create franchise-type products that are evergreen in nature (also known as “Category Leaders”). In order to accomplish this goal, the Company is focused on developing products that achieve customer lifetime values (LTVs) that exceed the customer acquisition cost, at scale. The Company has been able to achieve this, at certain download volumes, for two products: Video Poker Classic and Solitaire Dash. The Company believes that, in 2018 and 2019, it will be able to further improve core metrics via product development and scale both of these games via marketing, as well as launch new products that can join Video Poker Classic and Solitaire Dash as Category Leaders.

In late 2018, the Company developed plans to expand its Full-Featured strategy to include subscription-based, freemium mobile applications within the Games, Entertainment and Lifestyle categories. In August 2018, Tapinator launched Dot to Dot – Relaxing Puzzles, its first subscription-based application under this expanded strategy, and expects to launch a second product pursuant to this strategy during the fourth quarter of this year.

Current Outlook

The Company continues to have significant conviction regarding its Full-Featured Mobile Games and Applications business. As demonstrated by our strategic shift, we are confident in our ability to continue to drive strong year-over-year growth in key operating and financial metrics within our Full-Featured Mobile Games and Applications business for 2018 and beyond. This growth is expected to be derived from a combination of existing franchises such as Video Poker Classic and Solitaire Dash, and from new titles that we have launched or plan to this year such as Dot to Dot – Relaxing Puzzles, Dice Mage Online and the upcoming subscription-based product that is slated to be announced and launched in Q4. Because a majority of our existing game updates and new games for this year are scheduled to release in Q3 and Q4, we expect to deliver a majority of our revenue and bookings growth within our Full-Featured Mobile Games and Applications business during the second half of 2018.

We previously recognized and communicated that our legacy-based Rapid-Launch Games business has peaked and that we chose to pivot the strategic focus of Tapinator to our Full-Featured Mobile Games and Applications business, where we believe the opportunity to be significantly greater and more sustainable. While our Rapid-Launch Games library continues to be impressive in scale and provide a meaningful long tail of revenue to the Company, recent changes in the Google Play store have reduced the discovery of our existing Rapid Launch Games and have likely made the introduction of new Rapid Launch Games to be more challenging. As a result of these changes, we are forecasting year-over-year declines in this business in 2018.

In January 2018, we announced the creation of a new subsidiary to develop and publish distributed apps and games that leverage blockchain technology. Since then, we have launched two fully functioning products, Dark Winds and BitPainting. When we initiated this effort, we were enthused by the potential long-term opportunity but recognized that the blockchain gaming market was in its infancy. To that end, we previously communicated to our shareholders that we did not expect these efforts to contribute materially to our 2018 revenues. We are extremely proud of the high quality of both of these products and how they were brought to market both cost-effectively and on schedule. Despite the quality of these applications, we have been extremely disappointed by the lack of consumer adoption of both products. Based on our experience with these initial launches, we now recognize that the current addressable market for blockchain games is likely too small and too early to generate significant near-term value for our shareholders. While we may continue to selectively develop our existing products, we are taking a cautious go-forward approach with respect to blockchain games and believe it prudent to curtail our investment in this area.

In late 2018, the Company developed plans to expand its Full-Featured strategy to include subscription-based, freemium mobile applications within the Games, Entertainment and Lifestyle categories. In August 2018, Tapinator launched Dot to Dot – Relaxing Puzzles, its first subscription-based application under this expanded strategy. We are encouraged by the initial results from this first product launched under this expanded strategy. We plan to continue to develop this product, we expect to launch a second product pursuant to this strategy during the fourth quarter of this year, and we are pursuing opportunities to expand this strategy even further in 2019.

Key Metrics

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Key Operating Metrics

We manage our business by tracking various non-financial operating metrics that give us insight into user behavior in our games. The three metrics that we use most frequently are Daily Active Users (“DAUs”), Monthly Active Users (“MAUs”) and Average Bookings Per User (“ABPU”).

Daily Active Users – DAUs. We define DAUs as the number of individuals who played a particular smartphone game on a particular day.  An individual who plays two different games on the same day is counted as two active users for that day when we aggregate DAU across games.  In addition, an individual who plays the same game on two different devices during the same day (e.g., an iPhone and an iPad) is also counted as two active users for each such day when we average or aggregate DAU over time.  Average DAU for a particular period is the average of the DAUs for each day during that period.  We use DAU as a measure of player engagement with the titles that our players have downloaded.

Monthly Active Users – MAUs. We define MAUs as the number of individuals who played a particular smartphone game in the month for which we are calculating the metric.  An individual who plays two different games in the same month is counted as two active users for that month when we aggregate MAU across games.  In addition, an individual who plays the same game on two different devices during the same month (e.g., an iPhone and an iPad) is also counted as two active users for each such month when we average or aggregate MAU over time.  Average MAU for a particular period is the average of the MAUs for each month during that period.  We use the ratio between DAU and MAU as a measure of player retention.

Average Bookings Per User –ABPUs. We define ABPU as our total bookings in a given period, divided by the number of days in that period, divided by, the average DAUs during the period. We believe that ABPU provides useful information to investors and others in understanding and evaluating our results in the same manner as our management and board of directors. We use ABPU as a measure of overall monetization across all of our players through the sale of virtual goods and advertising.

Key Financial Metrics

Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized during the period plus or minus the change in deferred revenue during the period and amounts billed, but uncollected, pursuant to contractual license agreements. We record the sale of virtual goods as deferred revenue and then recognize that revenue over the estimated average life of the purchased virtual goods or as the virtual goods are consumed. Bookings is a fundamental top-line metric we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long term, the factors impacting our bookings and revenue are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

We use bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure.

Trends in Key Operating Metrics

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
All Games
Average DAUs	261	685	476	656
Average MAUs	4,822	11,679	8,335	12,827
ABPU	0.03	0.01	0.02	0.01

The decrease in average DAU and MAU for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily related to a general weakening in new player installs of our Rapid-Launch Games that began in Q4 2016 and that has continued through Q3 2018.

The decrease in average DAU and MAU for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily related to a general weakening in new player installs of our Rapid-Launch Games that began in Q4 2016 and that has continued through Q3 2018.

The ABPU increased for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 because a larger percentage of our player base was derived from our higher monetizing Full-Featured Games.

We expect further decreases in both DAU and MAU over the next several quarters as our Rapid-Launch Games continue to decline and the Company continues to focus on its more highly monetizing, but lower volume, Full-Featured Games and Applications.

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Full-Featured Games
Average DAUs	27	44	29	30
Average MAUs	202	541	271	335
ABPU	0.12	0.10	0.11	0.12

The decrease in average DAU and MAU within our Full-Featured Games for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily related to the successful launches (and related audience spikes) of Dice Mage 2 and Big Sport Fishing 2 in Q3 2017, but partially offset by audience gains in Video Poker Classic and the launch of Fusion Heroes on iOS in 2018.

The increase in our Full-Featured Games’ ABPU for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily related to relative and absolute increases in DAU from Video Poker Classic during the comparative periods. The decrease in our Full-Featured Games’ ABPU for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily related to a decrease in monetization from Video Poker Classic’s “whale players” during the comparative periods, and the inclusion of lower monetizing properties of Dice Mage 2, Big Sport Fishing 2 and Fusion Heroes in the more recent periods.

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Rapid-Launch Games
Average DAUs	234	647	447	703
Average MAUs	4,620	10,993	8,063	12,492
ABPU	0.01	0.01	0.01	0.01

The decrease in average DAU and MAU within our Rapid-Launch Games for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily related to a general weakening in new player installs stemming from what we believe to be saturation for these types of games that began in Q4 2016 and that has continued through Q3 2018. In addition, changes to the Google Play discovery algorithm that occurred late in Q2 2018 also contributed to the decline in our Rapid-Launch audience metrics.

The ABPU within our Rapid-Launch Games remained unchanged for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, driven by an increase in advertising prices (“CPM’s” or “Cost Per Thousand Impressions”), but offset by a reduction in player engagement (specifically impressions per DAU) during the relative periods.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

	Three months Ended September 30,
	2018	2017
	(In thousands)
Revenue by Type
Consumer App Store Transactions	$344	$414
Advertising / Other	337	436
Total	$681	$850

Our revenue decreased $169 thousand, or 20%, to $681 thousand for the three months ended September 30, 2018 from $850 thousand for the three months ended September 30, 2017. The decrease in revenue is attributable primarily to a decrease in Consumer App Store Transactions and Advertising related bookings from both our Rapid-Launch and Full-Featured Games, which was partially offset by an increase from Other Revenue associated with the Solitaire Dash License Agreement that we entered into during Q3 2018.

	Three months Ended September 30,
	2018	2017
	(In thousands)
Revenue by Game Type
Full-Featured	$380	$355
Rapid-Launch	301	495
Total	$681	$850

Our Full-Featured Games’ revenue increased $25 thousand, or 7%, to $380 thousand for the three months ended September 30, 2018 from $355 thousand for the three months ended September 30, 2018. The increase in Full-Featured Games revenue is attributable primarily to an increase from Other Revenue associated with the Solitaire Dash License Agreement that we entered into during Q3 2018, but partially offset by decreases in both Consumer App Store Transactions and Advertising related bookings during the comparative periods.

Our Rapid-Launch Games’ revenue decreased $194 thousand, or 39%, to $301 thousand for the three months ended September 30, 2018 from $495 thousand for the three months ended September 30, 2017. The decrease in revenue is attributable primarily to a decrease in advertising related bookings, stemming from a decrease in DAUs across our Rapid-Launch Games portfolio.

Cost of Revenue

	Three months Ended September 30,
	2018	2017
	(In thousands)
Platform Fees	$156	$255
Licensing + Royalties	8	49
Hosting	3	2
Total Cost of Revenue	$167	$306
Revenue	681	850
Gross Margin	76%	64%

Our cost of revenue decreased $139 thousand, or 45%, to $167 thousand in the three months ended September 30, 2018 from $306 thousand in the three months ended September 30, 2017. This decrease was primarily due to a corresponding decrease in revenue during the same periods. Our Gross Margin increased by twelve hundred basis points to 76% during the three months ended September 30, 2018 from 64% during the three months ended September 30, 2017. This increase was primarily due to the absence of platform fees associated with revenue corresponding to the Solitaire Dash License Agreement.

Research and Development Expenses

	Three months Ended September 30,
	2018	2017
	(In thousands)
Research and development	$43	$32
Percentage of revenue	6%	4%

Our research and development expenses increased $11 thousand, or 34%, to $43 thousand in the three months ended September 30, 2018 from $32 thousand in the three months ended September 30, 2017. The increase in research and development costs was primarily due to an increase in revenue share associated with our Rapid-Launch Games released beginning in March 2017, resulting from a contractual change we made in early 2017 with the developer of our Rapid-Launch Games. The strategic effect of this change was to reduce our initial capital risk associated with our Rapid-Launch Games, in exchange for a commensurate increase in the long-term revenue share that we pay for these games.

Marketing Expenses

	Three months Ended September 30,
	2018	2017
	(In thousands)
Marketing and public relations	$129	$71
Percentage of revenue	19%	8%

Our marketing expenses increased $58 thousand, or 82%, to $129 thousand in the three months ended September 30, 2018 from $71 thousand in the three months ended September 30, 2017. The increase in 2018 was primarily due to higher game marketing expenditures for our Full-Featured games which was partially offset by a reduction in corporate marketing and PR during the comparative periods.

General and Administrative Expenses

	Three months Ended September 30,
	2018	2017
	(In thousands)
General and administrative	$783	$372
Percentage of revenue	115%	44%

Our general and administrative expenses increased $411 thousand, or 110%, to $783 thousand in the three months ended September 30, 2018 from $372 thousand in the three months ended September 30, 2017. The increase in general and administrative expenses was substantially due to non-cash, stock-based compensation expenses related to certain RSU incentive grants made in the first quarter of 2018.

	Three months Ended September 30,
	2018	2017
	(In thousands)
Amortization of capitalized software development	$166	$167
Percentage of revenue	24%	20%

Our amortization of capitalized software development remained approximately unchanged at $166 thousand in the three months ended September 30, 2018 as compared to $167 thousand in the three months ended September 30, 2017.

Other (income) expenses

	Three months Ended September 30,
	2018	2017
	(In thousands)
Other (income) expenses	$(1)	$402
Percentage of revenue	0%	47%

Our other expenses decreased $403 thousand, or 100% to $(1) thousand in the three months ended September 30, 2018 from $402 thousand in the three months ended September 30, 2017. The decrease in other expenses was attributable to a decrease in debt discount of $282 thousand and a decrease in interest expense of $120 thousand, which were both attributable to the repayment of the Senior Convertible Debenture in February 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

	Nine months ended September 30,
	2018	2017
	(In thousands)
Revenue by Type
Consumer App Store Transactions	$1,345	$921
Advertising / Other	959	1,362
Total	$2,304	$2,283

Our revenue increased $21 thousand, or 1%, to $2,304 thousand for the nine months ended September 30, 2018 from $2,283 thousand for the nine months ended September 30, 2017. The increase in revenue is attributable primarily to an increase in Consumer App Store Transactions, driven from within both our Full-Featured Games and our Rapid-Launch Games and an increase in Other Revenue from our Full-Featured Games associated with the Solitaire Dash License Agreement that we entered into during Q3 2018, both of which were partially offset by a decrease in Advertising related bookings, driven by DAU declines from within both our Full-Featured and Rapid-Launch Game portfolios.

	Nine months ended September 30,
	2018	2017
	(In thousands)
Revenue by Game Type
Full-Featured	$951	$650
Rapid-Launch	1,353	1,633
Total	$2,304	$2,283

Our Full-Featured Games’ revenue increased $301 thousand, or 46%, to $951 thousand for the nine months ended September 30, 2018 from $650 thousand for the nine months ended September 30, 2017. The increase in Full-Featured Games revenue is attributable primarily to an increase in Consumer App Store Transactions and an increase in Other Revenue associated with the Solitaire Dash License Agreement that we entered into during Q3 2018.

Our Rapid-Launch Games’ revenue decreased $280 thousand, or 17%, to $1,353 thousand for the nine months ended September 30, 2018 from $1,633 thousand for the nine months ended September 30, 2017. The decrease in revenue is attributable primarily to a decrease in advertising related bookings, stemming from a decrease in DAUs across our Rapid-Launch Games portfolio, partially offset by an increase in Consumer App Store Transactions during the comparative periods.

Cost of Revenue

	Nine months ended September 30,
	2018	2017
	(In thousands)
Platform Fees	$642	$675
Licensing + Royalties	59	67
Hosting	9	7
Total Cost of Revenue	$710	$749
Revenue	2,304	2,283
Gross Margin	69%	67%

Our cost of revenue decreased $39 thousand, or 5%, to $710 thousand in the nine months ended September 30, 2018 from $749 thousand in the nine months ended September 30, 2017. Our Gross Margin increased by two hundred basis points to 69% during the nine months ended September 30, 2018 from 67% during the nine months ended September 30, 2017. The decrease in our cost of revenue and increase in our gross margin was primarily due to the absence of platform fees associated with revenue corresponding to the Solitaire Dash License Agreement.

Research and Development Expenses

	Nine months ended September 30,
	2018	2017
	(In thousands)
Research and development	$198	$67
Percentage of revenue	9%	3%

Our research and development expenses increased $131 thousand, or 196%, to $198 thousand in the nine months ended September 30, 2018 from $67 thousand in the nine months ended September 30, 2017. The increase in research and development costs was primarily due to an increase in revenue share associated with our Rapid-Launch Games released beginning in March 2017, resulting from a contractual change we made in early 2017 with the developer of our Rapid-Launch Games. The strategic effect of this change was to reduce our initial capital risk associated with our Rapid-Launch Games, in exchange for a commensurate increase in the long-term revenue share that we pay for these games.

Marketing Expenses

	Nine months ended September 30,
	2018	2017
	(In thousands)
Marketing and public relations	$302	$406
Percentage of revenue	13%	18%

Our marketing expenses decreased $104 thousand, or 26%, to $302 thousand in the nine months ended September 30, 2018 from $406 thousand in the nine months ended September 30, 2017.  The decrease in 2018 was primarily due to lower game marketing expenditures for our Full-Featured games and a decrease in corporate marketing during the comparative periods.

General and Administrative Expenses

	Nine months ended September 30,
	2018	2017
	(In thousands)
General and administrative	$2,403	$1,051
Percentage of revenue	104%	46%

Our general and administrative expenses increased $1,352 thousand, or 129%, to $2,403 thousand in the nine months ended September 30, 2018 from $1,051 thousand in the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily due to non-cash, stock-based compensation expenses related to certain RSU incentive grants made in the first quarter of 2018 and a non-recurring, non-cash, stock-based professional fee related to certain investment banking services provided to the Company during the more recent period.

	Nine months ended September 30,
	2018	2017
	(In thousands)
Amortization of capitalized software development	$437	$543
Percentage of revenue	19%	24%

Our amortization of capitalized software development decreased $106 thousand or 20% to $437 thousand in the nine months ended September 30, 2018 from $543 thousand in the nine months ended September 30, 2017. The decrease in amortization of capitalized software development was primarily attributable to the impairment of capitalized software relating to the termination of one of our Full-Featured Games in Q4 2017.

Other (income) expenses

	Nine months ended September 30,
	2018	2017
	(In thousands)
Other (income) expenses	$321	$2,366
Percentage of revenue	14%	104%

Our other expenses decreased $2,045 thousand or 86% to $321 thousand in the nine months ended September 30, 2018 from $2,366 thousand in the nine months ended September 30, 2017.  The decrease in other expenses was attributable to a decrease in debt discount of $935 thousand, or 83% to $188 thousand from $1,122 thousand, a decrease in interest expense, net, of $280 thousand or 67% to $133 thousand that was attributable to the repayment of the Senior Convertible Debenture in February 2018, and a prior year loss from debt extinguishment of $830 thousand resulting from the Senior Convertible Debenture 2017 Amendment Agreement.

Liquidity and Capital Resources

General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported cash and cash equivalents of $1.0 million, a working capital excess of $840 thousand as of September 30, 2018 and a net loss of $2,081 thousand for the nine months ended September 30, 2018. The Company does not currently anticipate that additional financing will be required within the next twelve months.

	Nine months ended September 30,
	2018	2017
	(In thousands)
Cash flows provided by (used in):
Operating activities	$314	$86
Investing activities	(643)	(646)
Financing activities	1,092	104
Increase (Decrease) in cash and cash equivalents	$763	$(456)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments.

In the nine months ended September 30, 2018, net cash provided by operating activities was $314 thousand, which was primarily due to a $2,081 thousand net loss, $16 thousand increase in prepaid expenses, and a $60 thousand decrease in due to related parties. These amounts were offset by $104 thousand decrease in accounts receivable, a $47 thousand increase in accounts payable and accrued expenses, $184 thousand increase in deferred revenue, and adjustments for non-cash items, including stock-based compensation expense of $1,453 thousand, amortization of software development costs of $437 thousand, amortization of original issue discount of $51 thousand, depreciation and amortization of other assets of $7 thousand and amortization of debt discount of $188 thousand.

In the nine months ended September 30, 2017, net cash provided by operating activities was $86 thousand, which was primarily due to a $2.92 million net loss, an $18 thousand increase in accounts receivable, a $126 thousand increase in prepaid expenses, and a $45 thousand decrease in accounts payable and accrued expenses, and a $32 thousand decrease in due to related parties. These amounts were offset by a $335 thousand increase in deferred revenue and adjustments for non-cash items, including stock based compensation expense of $117 thousand, amortization of software development costs of $543 thousand, depreciation and amortization of other assets of $17 thousand, amortization of debt discount of $1.12 million, amortization of original issue discount of $265 thousand and a loss on extinguishment of $830 thousand.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2018 was $643 thousand, which was due to $642 thousand of capitalized software development costs related to the development of our mobile games and $1 thousand of purchase of property and equipment during the period.

Cash used in investing activities in the nine months ended September 30, 2017 was $645 thousand, which was primarily due to $641 thousand of capitalized software development costs related to the development of our mobile games and $4 thousand of purchase of property and equipment during the period.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2018 was $1,092 thousand, which was primarily due to $2,582 thousand in net proceeds received from the issuance of common stock and $120 thousand proceeds from exercised warrants, which were offset by a $1,143 thousand principal repayment of our Senior Secured Convertible Debenture, $367 repurchase of the Series B Preferred stock, and $100 thousand in cash used to buy back the non-controlling interest in our Revolution Blockchain subsidiary.

Cash provided by financing activities in the nine months ended September 30, 2017 was $104 thousand, which was due to $350 thousand in proceeds received from the sales of common stock, which was offset by a $234 thousand principal repayment of our Senior Convertible Debenture and $13 thousand of financing costs incurred during the period.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2018 and 2017 we did not have any “off-balance sheet arrangements,” as defined in relevant Securities and Exchange Commission regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Trends in Key Non-GAAP Financial Metrics

We have provided in this report the non-GAAP financial measures of Bookings and adjusted EBITDA, as a supplement to the consolidated financial statements, which are prepared in accordance with United States generally accepted accounting principles ("GAAP"). Management uses Bookings and adjusted EBITDA internally in analyzing our financial results to assess operational performance and liquidity. The presentation of Bookings and adjusted EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP. We believe that both management and investors benefit from referring to Bookings and adjusted EBITDA in assessing our performance and when planning, forecasting and analyzing future periods. We believe Bookings and adjusted EBITDA is useful to investors because it allows for greater transparency with respect to key financial metrics we use in making operating decisions and because our investors and analysts use them to help assess the health of our business. We have provided reconciliations between our historical Bookings and adjusted EBITDA to the most directly comparable GAAP financial measures below.

Bookings Results

Bookings increased $189 thousand, or 21%, to $1,088 thousand for the three months ended September 30, 2018 from $899 thousand for the three months ended September 30, 2017. The growth was due to increased bookings associated with our Full-Featured Games and primarily a result of the Solitaire Dash License Agreement that we entered into during Q3 2018, which was partially offset by a decrease in bookings achieved by our Rapid Launch Games during the period.

Bookings increased $70 thousand, or 3%, to $2,688 thousand for the nine months ended September 30, 2018 from $2,618 thousand for the nine months ended September 30, 2017. The growth was due to increased bookings associated with our Full-Featured Games and primarily a result of the Solitaire Dash License Agreement that we entered into during Q3 2018, which was partially offset by a decrease in bookings achieved by our Rapid Launch Games during the period.

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Bookings by Game Type
(In thousands)
Full-Featured	$787	$405	$1,337	$988
Rapid-Launch	301	494	1,351	1,630
Total	$1,088	$899	$2,688	$2,618

Our Full-Featured Games’ bookings increased $382 thousand, or 94%, to $787 thousand for the three months ended September 30, 2018, from $405 thousand for the three months ended September 30, 2017. The increase was primarily due to the bookings associated with the Solitaire Dash License Agreement that we entered into during Q3 2018, and bookings growth related to audience gains achieved for Video Poker Classic during the more recent comparative period, both of which were partially offset by a decrease in bookings related to audience declines recorded for Dice Mage 2 and Big Sport Fishing 2 during the more recent comparative periods.

Our Rapid-Launch Games’ bookings decreased $193 thousand, or 39%, to $301 thousand for the three months ended September 30, 2018 from $494 thousand for the three months ended September 30, 2017. The decrease in bookings is attributable primarily to a decrease in advertising related bookings, stemming from a decrease in DAUs across our Rapid-Launch Games portfolio.

Our Full-Featured Games’ bookings increased $349 thousand, or 35%, to $1,337 thousand for the nine months ended September 30, 2018, from $988 thousand for the nine months ended September 30, 2017. The increase was primarily due to the bookings associated with the Solitaire Dash License Agreement that we entered into during Q3 2018 and the initial launch of Fusion heroes in Q2 2018. These increases were partially offset by a decrease in bookings related to ABPU decreases in Video Poker Classic and audience declines recorded Dice Mage 2 and Big Sport Fishing 2 during the more recent comparative periods.

Our Rapid-Launch Games’ bookings decreased $279 thousand, or 17%, to $1,351 thousand for the nine months ended September 30, 2018, from $1,630 thousand for the nine months ended September 30, 2017. The decrease in bookings is attributable primarily to a decrease in advertising related bookings, stemming from a decrease in DAUs across our Rapid-Launch Games portfolio, which was partially offset by an increase in Consumer App Store Transactions during the comparative periods.

The following table presents a reconciliation of bookings to revenue for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(In thousands)	(In thousands)		(In thousands)
Bookings	$1,088	$899	$2,688	$2,618
Change in deferred revenue	(407)	(49)	(384)	(335)
Revenue	$681	$850	$2,304	$2,283

Limitations of Bookings

●	Bookings do not reflect that we defer and recognize certain mobile game revenue over the estimated life of durable virtual goods; and

●	other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including revenue, net income (loss) and our other financial results presented in accordance with U.S. GAAP.

Adjusted EBITDA Results

Our Adjusted EBITDA decreased $150 thousand to ($26) thousand for the three months ended September 30, 2018 from $124 thousand for the three months ended September 30, 2017.  The decrease in adjusted EBITDA is primarily due to an increase in net loss, combined with decreases in interest expense, depreciation and amortization of other assets and amortization of debt discount, which together were partially offset by increases in stock-based expense during the comparative periods.

Our Adjusted EBITDA increased $17 thousand to $143 thousand for the nine months ended September 30, 2018 from $126 thousand for the nine months ended September 30, 2017. The increase in adjusted EBITDA is primarily due to a decrease in net loss, combined with decreases in interest expense, amortization of capitalized software development, depreciation and amortization of other assets, amortization of debt discount and loss on extinguishment, which together were partially offset by increases in stock-based expense during the comparative periods.

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Reconciliation of Net Income (Loss) to Adjusted EBITDA: (In thousands)

Net Income (loss)	$(608)	$(507)	$(2,081)	$(2,923)
Interest expense, net	(1)	120	134	413
Income taxes	1	1	5	6
Amortization of capitalized software development	166	167	437	543
Depreciation and amortization of other assets	2	5	7	17
Amortization of debt discount	-	282	188	1,122
Loss on Extinguishment	-	0	-	830
Stock-based expense	414	56	1,453	118
Adjusted EBITDA	$(26)	$124	$143	$126

Limitations of Adjusted EBITDA

●

Adjusted EBITDA does not include the impact of stock-based expense, impairment of intangible assets previously acquired, acquisition-related transaction expenses, contingent consideration fair value adjustments and restructuring expense;

●	Adjusted EBITDA does not reflect income tax expense;

●	Adjusted EBITDA does not include other income or expense, which includes foreign exchange gains and losses and interest income or expense;

●

Adjusted EBITDA excludes depreciation and amortization of intangible assets. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and

●	Other companies, including companies in our industry, may calculate adjusted EBITDA differently or not at all, which will reduce their usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA along with other financial performance measures, including revenue, net income (loss), diluted net income (loss) per share, cash flow from operations, GAAP operating expense, GAAP operating margin and our other financial results presented in accordance with GAAP.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act, were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business.  We are not currently party to any pending litigation, the outcome of which will have a material adverse effect on our operations, financial position or liquidity.  However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors.

Item 1A. Risk Factors

Our “Risk Factors” beginning on page 3 of the Prospectus we filed with Securities and Exchange Commission on September 17, 2018 are hereby incorporated by reference into this Form 10-Q. There have been no material updates to our “Risk Factors” since the filing of the Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 6, 2018, the Board of Directors of the Company approved a grant of 250,000 Restricted Stock Units (as defined by the Company’s 2015 Equity Incentive Plan) to Brian Chan, the Company’s Vice President of Finance and Accounting, (the “Chan RSU Grant”). Subject to Mr. Chan continuing as an employee of the Company, the Chan RSU Grant shall vest as follows: beginning on the eighteenth month following the date of the grant, the Chan RSU Grant shall vest ratably over the following eighteen months for a total vesting period of thirty-six months. The RSU Grants includes a provision for acceleration upon a Corporate Transaction (as defined in the 2015 Equity Incentive Plan).  All shares of common stock underlying the Chan RSU Grant will be “restricted securities” as such term is defined in the Securities Act and were issued in reliance upon an exemption from registration provided by Rule 506(b) of Regulation D under the Securities Act.

On September 7, 2018, the Company repurchased 1,354 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) from HSPL Holdings, LLC for a per share purchase price of $270.83, or an aggregate purchase price of $366,707. The repurchased shares represented all of the outstanding shares of the Series B Preferred Stock and, following the transaction, the Company will have no Preferred Stock outstanding in any class. Pursuant to the terms of the Series B Preferred Stock, the repurchased shares were convertible into 11,283,333 shares of the Company’s common stock.   The repurchase purchase price represents a per share common stock purchase price of $0.0325, if conversion had occurred.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

_______________________________

*	filed or furnished herewith

**	submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAPINATOR INC.

Date: November 13, 2018	By:	/s/ Ilya Nikolayev
Ilya Nikolayev
Chief Executive Officer

Date: November 13, 2018	By:	/s/ Andrew Merkatz
Andrew Merkatz
President and Chief Financial Officer

Date: November 13, 2018	By:	/s/ Brian Chan
Brian Chan
Vice President of Finance and Accounting