Form 10-K
period 2018-12-31
Tapinator, Inc.
filed 2019-03-26
CIK 1647170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 333-224531

Tapinator, Inc.

(Exact name of registrant as specified in its charter)

Delaware	7372	46-3731133
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

110 West 40th Street Suite 1902

New York, NY 10018

(914) 930-6232

(Address, including ZIP code, and telephone number, including area code, of registrant’s principal executive offices)

Delaware Corporate Services Inc.

901 N. Market St., Ste 705

Wilmington, DE 19801

(800) 426-2327

(Name, address, including ZIP code, and telephone number, including area code, of registrant’s agent for service)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $5.2 million.

As of March 22, 2019 the Registrant had 87,979,526 shares of common stock, $0.001 par value per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar and future tense expressions. The forward-looking statements in this Form 10-K are only predictions. These forward-looking statements are based largely on current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Form 10-K entitled “Part 1-Item 1A-Risk Factors” and elsewhere in this Form 10-K..

Moreover, we operate in an extremely competitive and evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Except as required by applicable law, we do not undertake to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I

Item 1.     Business

BUSINESS

History

Unless the context requires otherwise, all references in this Form 10-K to “Tapinator, Inc.,” “Tapinator,” the “Company,” “we,” “our” and “us” refer to Tapinator, Inc. and its consolidated subsidiaries.

Tapinator is a Delaware company that was incorporated on December 9, 2013. On June 16, 2014, the Company executed a securities exchange agreement with the members of Tapinator LLC, a New York limited liability company, whereby the Company issued 36,700,000 shares of its common stock (representing 80% of its then common stock outstanding after giving effect to the transaction) to the members of Tapinator LLC in exchange for 100% of the outstanding membership interests of Tapinator LLC. The transaction resulted in a business combination and a change of control within its business purpose. Tapinator has focused exclusively on mobile games and applications since inception.

Overview

Tapinator develops and publishes category leading apps for mobile platforms, with a significant emphasis on mobile games. Tapinator’s library includes over 300 titles that, collectively, have achieved over 450 million mobile downloads, including notable properties such as Video Poker Classic, Crypto Trillionaire and Solitaire Dash. Tapinator generates revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases and subscriptions. Founded in 2013, Tapinator is headquartered in New York, with product development and marketing teams located in North America, Europe and Asia. Consumers can find high-quality mobile applications from Tapinator wherever they see the “T” character logo.

Mobile Apps and Games Market

The proliferation of easy-to-use touch-based smartphones and tablets has created a market with unique characteristics and explosive growth for mobile apps and games in particular. Portability enables playing wherever and whenever the user has spare time, and many games are specifically tailored to provide short play sessions for such occasions. Compared to PC and console games, the mobile games market has low barriers to entry. Whereas many successful PC and console games have budgets for production and marketing in the tens of millions and often take years to develop, mobile games can be created in a matter of months. Currently, there are approximately 3.3 million mobile apps in Apple’s App Store, of which approximately 822,000 (approximately 25%) are gaming apps. In 2018 alone, there were approximately 97,000 new apps added to the store, of which approximately 21,000 were mobile games. (Source: http://www.pocketgamer.biz/metrics/app-store/)

Global consumer spending within mobile apps is expected to grow 92% to $156.5 billion in 2022 up from $81.7 billion in 2017 according to a May 2018 report from app analytics firm App Annie. Mobile games represented approximately 79% of the total spend in 2017 although this percentage is expected to decline to approximately 73% in 2022 as non-gaming apps increase their share of consumer spend in the app stores. According to March 2019 report by AppAnnie, in 2018, mobile gaming consumer spend exceeded the combined game spending total on home consoles, PC and Macs, and handheld consoles by 20 percent.

Within the global app economy, Tapinator currently participates in the sub-sectors of 1) consumer app store transactions and 2) mobile in-app advertising. According to a September 2018 report from research firm eMarketer, mobile will account for $76.2 billion of US media ad spending in 2018. That is more than TV ($69.9 billion)—and it's significantly more than print ($18.8 billion), radio ($14.4 billion) and out-of-home ($8.1 billion).  By the end of the forecasting period (2022), mobile ad spending is expected to more than double that of TV. The channel will make up $141.4 billion of US media ad spending, representing a four year growth rate of 86%, while TV will decline during this same period to $68.1 billion.

Revenue Model

The mobile gaming industry today relies primarily on a revenue model known as “free-to-play” (“F2P”) or “freemium,” which means that the games are free to download and play. Unlike traditional console based video games which are sold for a fixed retail price, the revenues from F2P mobile games are generated through a combination of in-game purchases (wherein the user purchases additional premium content, functionality or in-game currency with which they can improve or extend the game experience), and advertisements served within the game.

In order for the F2P revenue model to be successful, it requires that a game has a large base of non-paying users and an adequately sized subset of recurring paying users. As a result, the tracking and optimization of measures such as DAUs (Daily Active Users), ABPU (Average Bookings Per User), Player Retention Rates, and Player LTVs (Lifetime Values) are essential to the successful management of mobile games. Ongoing investments in marketing, product development, and live ops are therefore important to acquire, accumulate and maintain an audience of loyal, paying users.

Industry Value Chain

The components in the mobile gaming value chain from game development to player can be broken down into four distinct segments: developers, publishers, distributors and the owners of the IP. These functions are in some cases split up between different companies and in some cases some of the functions are performed by the same company.

Developers

Game developers are the creators of games, and it is often they who come up with the game concept, develop the history and characters behind the game, as well as technically write the code and develop the game. There are game development teams ranging from a few people to several hundred developers. There are both internal game development teams, where the publisher employs the game developers, as well as external game development teams who are independent of the publisher. It has also become increasingly common to outsource a growing number of content-creation functions to external studios. There are outsourcing studios that specialize in specific parts of the creative process, e.g. producing the artwork in a game. It is also quite common that the game development companies keep the core of production and creativity in the company and then outsource some of the more specific development to other companies with specific skills.

Publishers

The publisher’s role is to commercialize the game ideas and take overall responsibility for the product by partially or wholly funding its development, monitoring the development process, testing, adapting and controlling the quality and content of the game. Once the product is finalized, the publisher distributes and markets the game to distributors. Publishers can own the whole or parts of the development project, or alternatively, only act as publisher to a third party that owns the IP rights.

App Stores

Mobile games are primarily distributed via large application stores such as Google Play, Amazon and Apple App Store. According to App Annie, global app store downloads will grow from 178.1 billion in 2017 to 258.2 billion in 2022. Developers either approach application stores directly or via a publisher, if they are cooperating with one. The major distribution platforms offer a 70 per cent revenue share to developers for distributing their applications through their application stores.

IP Owners

Another important part in the gaming market’s value chain is the owner of the brand (the IP owner) upon which the game is based. The IP owner controls which game projects, based on their brand, are to be made. Who the IP owner is depends – it could either be a game development studio that has developed its own IP, a publisher which owns a portfolio of brands, or for example the copyright owner of a movie or book title on which a game is to be based.

Products

The Company currently develops two types of mobile apps and games. Tapinator’s Category Leading Apps (formerly known as Full-Featured Games) and Rapid-Launch Games.

Category Leading Apps

Tapinator’s Category Leading Apps (formerly known as Full-Featured Games) are unique products with high production values and high revenue potential, developed and published selectively based on both original and licensed IP. These titles require significant development investment and have, in the opinion of our management, the potential to become well-known and long-lasting, successful mobile franchises which can become market leaders within their respective categories. These apps are monetized primarily through consumer app store transactions and, to a lesser extent, through brand advertising. These apps are published primarily under the Tapinator brand.

We have had an excellent track record of successfully getting our Category Leading Apps featured at launch by the major app stores, including within Apple’s “New Games We Love” category. Beyond initial product launch, we acquire customers for these products via paid acquisition channels for those applications in which we achieve player lifetime values (“LTV”) that exceed cost per mobile install (“CPI”).

The following is a summary of our Category Leading Apps that we are actively investing in. Beyond the list below, we are actively engaged in new product development, but typically do not announce such initiatives until a specific product launch date has been set.

Figure 1: Category Leading Apps - Active Portfolio

Video Poker Classic 2.0 (scheduled for launch in March 2019): Video Poker Classic is one of the top three video poker games on iOS and is a leading video poker property on Google Play and the Amazon Appstore. On iOS, the title maintains over 22,000 reviews with an average score of 4.7 out of 5.0. One of the reasons for the title’s success is its consistency with a real-world casino experience. Our upcoming 2.0 version will add a video poker format that is very popular in real-world casinos – that of multi-hand gameplay. More specifically, we will be introducing Triple Play, Five Play, and Ten Play for all of our 39 game types. Video Poker Classic currently has the richest offering of any video poker title on mobile with regards to game types and functionality and this update will further raise the bar for the video poker category on mobile.

Solitaire Dash: Our horse-racing themed tri-peaks solitaire game received a significant update for its 2.0 version in June 2018 and, since then, we have produced significant updates to the game on a monthly basis . This has resulted in over 450 unique levels (new levels are launched each month), new power-ups that contribute to the monetization and engagement of the game, daily login rewards to maximize retention, and significant balancing/optimization to the game’s content. In short, we believe that Solitaire Dash is a best-in-class solitaire product based on its fundamental metrics. We previously announced a global distribution deal with Cheetah Mobile (NYSE: CMCM), a large China based mobile app publisher. Based on the metrics that we are currently seeing, we believe that user acquisition efforts should be able to scale in a profitable manner. We look forward to the results of expanded marketing efforts, as we continue to invest in the product development of Solitaire Dash.

Crypto Trillionaire (launched globally on January 30, 2019): Crypto Trillionaire is our best-in-class idle tapper with a fun cryptocurrency theme (there is no use of actual cryptocurrency in the game). The title was featured by Apple as a “New Game We Love” upon launch and has generated almost 300,000 player downloads to date. It has reached the Top 100 Grossing charts for Strategy Games in the United States and is a top three search result for the term “crypto” in the App Store. Furthermore, it maintains an excellent review score of 4.7 out of 5.0 based on over 5,500 player reviews. In February, we released a significant update to the game with a multitude of new functionality including vehicles upgrades, unlockable skins, and new/premium characters. We have an aggressive update roadmap for Crypto Trillionaire that, we believe, will continue to improve the game’s core metrics including long-term retention. Currently, we have been able to achieve an LTV that is greater than CPI at certain levels of paid marketing. We believe that we will be able to scale paid user acquisition as LTV continues to increase with future product enhancements.

My Horoscope (in soft launch; scheduled for global launch in April 2019): My Horoscope is our new astrology application that monetizes through subscriptions and focuses on the areas of Horoscopes, Compatibility, Birth Charts, and Numerology. According to IBIS World, a publisher of business intelligence, supernatural and psychic services were a $2.0 billion market in 2018, and represent a market that has existed for centuries. Thirty four percent of American women read their daily horoscope at least once per month and 41% share their horoscope with friends, but the industry has yet to enter the digital age, relying on eighty seven thousand small business entrepreneurs who consult in person with limited marketing and digital offerings. The My Horoscope application features a clean, minimalistic design that appeals to both a younger and middle-aged demographic alike. The horoscope category in the app stores has proven that it is able to support top 250 grossing revenue products. We believe that My Horoscope is a unique addition to this evergreen category that we will be able to grow into a leading horoscope application.

Rapid-Launch Games

Tapinator’s Rapid-Launch Games are legacy titles that were developed and published in significant quantity beginning in 2013. These are titles that were built economically and rapidly based on a series of internally developed, expandable and reusable game engines. To date, these engines have been developed within the following game genres: parking, driving, stunts, animal sims, career sims, shooters and fighting. These games are monetized primarily through the sale of branded advertisements. Historically, our Rapid-Launch Games were characterized by low development and marketing cost and predictable portfolio returns. Since our formation, we have compiled a significant library of 300+ such games and, while the Company is not currently developing new Rapid-Launch Games, we believe our existing portfolio of these games will continue to produce a long-tail of revenues over the next several years. We do not currently use paid marketing to acquire new players for our Rapid-Launch games, but rather we achieve customer acquisition by relying extensively on app store optimization (“ASO”) and cross promotion within the sizeable network of 300+ Rapid-Launch Games that we currently operate. Tapinator’s Rapid-Launch Games are published primarily under the Company’s Tap2Play brand.

New Ventures

In January 2018, we announced the creation of a new subsidiary, Revolution Blockchain, to develop and publish distributed apps and games that leverage blockchain technology. Since then, we have launched two fully functioning products, Dark Winds and BitPainting. When we initiated this effort, we were enthused by the potential long-term opportunity but recognized that the blockchain gaming market was in its infancy. To that end, we previously communicated to our shareholders that we did not expect these efforts to contribute materially to our 2018 revenues. We are extremely proud of the high quality of both of these products and how they were brought to market both cost-effectively and on schedule. Despite the quality of these applications, we have been extremely disappointed by the lack of consumer adoption of both products. Based on our experience with these initial launches, we now recognize that the current addressable market for blockchain games is likely too small and too early to generate significant near-term value for our shareholders. Thus, we have chosen to suspend our investment in this area.

We will continue to selectively evaluate opportunities to invest in new ventures that we believe can both leverage Tapinator’s resources and can deliver significant long-term returns to our shareholders.

Strategy

In early 2017, we began a strategic shift to focus more of our investment and management resources into our Category Leading Apps business. We will continue with this strategy during 2019. We believe the potential size, quality and sustainability of revenues and earnings from the Category Leading Apps business is significantly greater than that of our legacy Rapid-Launch Games business. We completed this shift during the fourth quarter of 2018 and we are now primarily focused on developing and operating Category Leading Apps.

Our clear goal for our Category Leading Apps is to create a small number of franchise-type titles that have product lifespans of at least five to ten years, and where we can develop these titles into sustainable market leaders within their respective categories. In order to accomplish this, we understand that we need to achieve customer LTVs that exceeds customer acquisition cost, at scale. To date, the Company has been able to achieve this, at certain customer volumes, for three products: “Video Poker Classic,” “Crypto Trillionaire” and “Solitaire Dash.”

Competition

The mobile gaming industry is characterized by fierce competition, is growing rapidly, evolving constantly, and the possibility for innovative companies to succeed within it is significant. The mobile gaming industry is, in all respects, global and Tapinator has competitors around the world. More than 30 public companies around the world have significant portions of their business in mobile gaming content creation including:

-United States – Activision Blizzard, Zynga, Glu Mobile, Take-Two Interactive, Electronic Arts, Scientific Games

-Japan - DeNa, Gree, Nexon, Sega, Sony, Nintendo and Gung-Ho

-Korea - Gamevil, Kakao, NetMarble and Com2Us

-Australia – Aristocrat Leisure

-China - Tencent, Netease, Boyaa, Forgame, GameOne Holdings, OurPalm, IGG, ZQ Games, and DoubleU Games

-Europe - Rovio, G5 Entertainment, Gameloft, Ubisoft, Modern Times Group, and Next Games

Major privately held mobile gaming companies also include companies such as Epic Games, Riot Games, Niantic, Jam City, GSN, Playtika and Scopely. Despite this seemingly large number of significant players in the market, there are also a large number of smaller developers with one or two games and the market remains very fragmented. We believe that, while it is still early for the mobile gaming industry, the market has begun to show signs of maturing and we believe that significant consolidation is likely to occur over the next five years. We face significant competition in all aspects of our business. Specifically, we compete for the leisure time, attention and discretionary spending of our players with other mobile game developers on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.

We compete more broadly for the leisure time and attention of our players with providers of other forms of Internet and mobile entertainment, including social networking, online casual entertainment and music. To the extent existing or potential players choose to read, watch or listen to online content or streaming video or radio, play interactive video games at home or on their computer or mobile devices rather than play social games, these content services pose a competitive threat.

Suppliers

Tapinator’s game studios are organized by game or genre and consist primarily of independent contractors. The Company’s development studios are currently located in the following locations:

-Hanover, Germany

-Vancouver, Canada

-Seattle, United States

Marketing

Historically, we have acquired most of our players through unpaid channels. We have been able to build a large community of players through cross promotion, editorial featuring, the viral and sharing features provided by social networks, and app store optimization strategies.  We are committed to connecting with our players and we leverage various forms of social media, including Facebook, Twitter and YouTube to communicate with them.

We also use traditional advertising activities, primarily mobile advertising spending on Facebook, Google and various video advertising networks. Customer acquisition through paid marketing channels is a core component of our Category Leading Apps strategy. Therefore, in late 2018, we began increasing our investment in paid user acquisition (UA), in terms of media spend, infrastructure and human resources to support this spend. We expect to continue to invest in this area during the foreseeable future as we ramp up our UA efforts to support our Category Leading Apps.

Intellectual Property

Tapinator owns trademarks for certain brands, namely the Company's own name ("Tapinator") and specific mobile games “Combo Quest,” "Video Poker VIP" and "Balance of the Shaolin." These trademarks are formally registered with the United States Patent & Trademark Office (USPTO). The remainder of the Company's brands qualify as unregistered trademarks as these marks are used in commerce within the Company's games in the mobile app stores.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, and working with virtual currencies and storing information on the blockchain including those relating to privacy, use and protection of player and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile applications, content, advertising and marketing activities (including sweepstakes, contests and giveaways), and anti-corruption. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our players, and deliver products and services, and may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.

Some of our games and features are based upon traditional casino games, such as slots and poker. We have structured and operate these games and features with gambling laws in mind and believe that these games and features do not constitute gambling. Our games are offered for entertainment purposes only and do not offer an opportunity to win real money.

Seasonality

We generally experience increases in game downloads and resulting online game revenues in the fourth quarter and first quarter corresponding to increases in smartphone and tablet purchases during the holiday shopping season. Approximately 40% of our revenue was derived from the “advertising and other” category in 2018. Advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenues we derive from advertisements in our games.

Employees

As of March 22, 2019, we had 4 full-time employees and 3 part-time employees. Additionally, we use consultants as needed to perform various specialized services. The Company relies extensively on third party consultants and vendors for certain development and marketing activities. None of our employees are represented under a collective bargaining agreement.

Item 1A.     Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Form 10-K, including our consolidated financial statements and related notes.

General Business and Industry Risk Factors

Our business will suffer if we are unable to continue to develop successful games for mobile platforms, successfully monetize mobile games, or successfully forecast mobile launches and/or monetization.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics and marketing of our mobile games, however we cannot guarantee that we will continue to develop games that appeal to players. New games that we introduce need to generate sufficient bookings and revenues to offset the associated development and marketing costs. We may encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. If our games are not launched on time or do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected.

In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

•	effectively market mobile games to our existing mobile players and new players without excess cost;

•	effectively monetize the games;

•	adapt to changing player preferences;

•	adapt games quickly to make sure they are compatible with, and take advantage of feature sets for new releases of mobile phones and other devices;

•	expand and enhance games after their initial release;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	partner with mobile platforms and obtain featuring opportunities;

•	adapt game feature sets for limited bandwidth, processing power and screen size of typical mobile devices;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize the games;

•	maintain quality mobile game experience;

•	release games compatible with an increasingly diverse set of mobile devices;

•	compete successfully against a large and growing number of existing market participants;

•	minimize and quickly resolve bugs or outages; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful mobile games and launch these games in accordance with our financial plan. If we do not succeed in doing so, our business will suffer.

We have a relatively short history in developing and launching mobile games. As a result of this we may have difficulty predicting the development schedule of a new game and forecasting bookings for a game. If launches are delayed and we are unable to monetize mobile games in the manner that we forecast our ability to grow revenue and our financial performance will be negatively impacted.

One primary strategy to grow our business is to develop game titles for smartphones and tablets. If we are not able to generate revenues and gross margins from smartphones and tablets, our revenues, financial position and operating results may suffer.

As a result of the expected continued migration of users from traditional feature phones to smartphones, we intend to continue to publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts (primarily Google’s Play Store, Apple’s iOS App Store, and Amazon’s Appstore for Android), as well as incur marketing-related expenditures in connection with the launch of our games on these digital storefronts. Our efforts to generate revenues derived from games for smartphones and tablets may prove unsuccessful or, even if successful, it may take us longer to achieve revenue than anticipated because, among others reasons:

•	changes in digital storefront policies that limit our ability to use certain types of offers and other monetization techniques in our games;

•

the open nature of many of these digital storefronts increases substantially the number of competitors and competitive products and makes it more difficult for us to achieve prominent placement or featuring for our games;

•

the billing and provisioning capabilities of some smartphones are currently not optimized to enable users to purchase games or make in app purchases, which could make it difficult for users of these smartphones to purchase games or make in-app purchases and could reduce our addressable market, at least in the short term;

•	competitors may have substantially greater resources available to invest in developing and publishing products for smartphones and tablets;

•	these digital storefronts are relatively new markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and net income or loss;

•	the pricing and revenue models for titles on these digital storefronts are rapidly evolving;

•

many OEMs, social networks, messaging services and carriers are developing their own storefronts which may compete with and become more successful than the storefronts on which our games are published, and we may expend time and resources developing games for storefronts that ultimately do not succeed.

We rely heavily on key mobile infrastructure providers such as Apple, Facebook, Google’s and Amazon, and if we are unable to maintain a good relationship with each of these infrastructure providers, our business will suffer.

We rely heavily on key mobile infrastructure providers such as Apple, Facebook, Google and Amazon.  We believe that we have good relationships with each of these infrastructure providers, which has contributed to the success of many of our games in the past.  However, if we, any of our partners, or developers violate (or if an infrastructure provider believes we, any of our partners, or developers have violated) its terms of service, that infrastructure provider could limit or terminate its relationship with us.  An infrastructure provider could also limit or terminate its relationship with us if it establishes more favorable relationships with one or more of our competitors or it determines that we are a competitor.  Any limitation or termination of our relationship with any infrastructure providers could materially adversely affect our business, financial condition or results of operations.

If we do not achieve a sufficient return on our investment with respect to efforts to develop mobile, freemium games for smartphones and tablets, it could negatively affect our operating results.

We believe that a significant portion of our development activities for smartphones and tablets will be focused on mobile, freemium games — games that are downloadable without an initial charge, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Our efforts to develop mobile, freemium games for smartphones and tablets may prove unsuccessful or, even if successful, may take us longer to achieve significant revenue than anticipated because, among other reasons:

•	we have relatively limited experience in successfully developing and marketing mobile, freemium games;

•

our relatively limited experience with respect to creating games that include micro-transaction capabilities, advertising and offers may cause us to have difficulty optimizing the monetization of our freemium games;

•	changes in digital storefront policies that limit our ability to use certain types of offers and other monetization techniques in our games;

•

some of our competitors have released a significant number of mobile, freemium games on smartphones, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	some of our competitors have substantially greater resources available to invest in developing and publishing mobile, freemium games;

•

we intend to develop some of our mobile, freemium games based upon our own intellectual property rather than well-known licensed brands and, as a result, we may encounter difficulties in generating sufficient consumer interest in our games;

•	mobile, freemium games have a limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•

our strategy with respect to developing mobile, freemium games for smartphones assumes that a large number of consumers will download our games because they are free and that we will subsequently be able to effectively monetize these games via in-app purchases, offers and advertisements; however, some smartphones charge users a fee for downloading content, and users of these smartphones may be reluctant to download our freemium games because of these fees, which would reduce the effectiveness of our product strategy;

•

our mobile, freemium games may otherwise not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts or a failure to achieve prominent storefront featuring for such games;

•

even if our mobile, freemium games are widely downloaded, we may fail to retain users of these games or optimize the monetization of these games for a variety of reasons, including poor game design or quality, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues or failure to effectively respond and adapt to changing user preferences through updates to our games; and

•	because these are effectively new products for us, we are less able to forecast with accuracy revenue levels, required marketing and development expenses, and net income or loss.

If we do not achieve a sufficient return on its investment with respect to developing and selling mobile, freemium games, it will negatively affect our operating results and may require us to formulate a new business strategy.

We must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.

We recently launched new Category Leading Apps, including Apps in new categories. In 2019, and we plan to launch at least one additional Category Leading App in 2019. However, there is a risk that we may not launch any more new Apps in 2019 according to schedule, and that our recently launched Apps do not attract and retain a significant number of players or that these Apps will not monetize well. If we do not launch Apps on schedule or our Apps do not monetize well, our business, revenue and bookings will be negatively impacted.

If our top games do not maintain their popularity, our results of operations could be harmed.

In addition to creating new games that are attractive to a significant number of players, we must extend the life of our existing games, in particular our most successful games. Historically, we have depended on a small number of games for a significant portion of our revenue and we expect that this dependency will continue for the foreseeable future. Our existing games compete with our new offerings and the offerings of our competitors. Traditionally, bookings from existing games decline over time. For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that players find attractive. Increased competition can result in increasing player acquisition and retention costs. Constant game enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current games. Any reduction in the number of players of our most popular games, any decrease in the popularity of our games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our results of operations.

Our business is intensely competitive and “hit” driven. If we do not deliver “hit” products and services, or if consumers prefer our competitors’ products or services over our own, our operating results could suffer.

Competition in our industry is intense. Many new games are introduced in each major industry segment (mobile, web, PC and blockchain), but only a relatively small number of “hit” titles account for a significant portion of total revenue in each segment. Our competitors range from large established companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the world. If our competitors develop and market more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

A small number of games have generated a significant portion of our revenue, and we must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.

Historically, we have depended on a small number of games for a significant portion of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games tend to decline over time after reaching a peak of popularity and player usage. As a result of this natural decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity and have the potential to become franchise games.

Each of our games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased over the last several years. Our ability to successfully launch, sustain and expand games and attract and retain players largely will depend on our ability to:

•	anticipate and effectively respond to changing game player interests and preferences;

•	anticipate or respond to changes in the competitive and technological landscape (including, but not limited to changes in mobile devices and gaming platforms);

•	attract, retain and motivate talented game designers, product managers and engineers;

•	develop, sustain and expand games that our players find fun, interesting and compelling to play;

•	develop games that can build upon or become franchise games;

•	effectively market and advertise new games and enhancements to our existing players and new players;

•	acquire players in a cost-effective manner;

•	minimize the launch delays and cost overruns on new games and game expansions;

•	minimize downtime and other technical difficulties; and

•	acquire and integrate high quality assets, personnel and companies.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop games in new categories or new markets, including international markets and mobile platforms. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, brand and financial results will be harmed.

We operate in a new and rapidly changing industry.

The mobile game industry, through which we derive substantially all of our revenue, is a relatively new and rapidly evolving industry. The growth of the mobile game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the mobile game industry, many of which are beyond our control, including:

•	our ability to extend our brand and games to mobile platforms and the timing and success of such mobile game launches;

•	our ability to maintain the popularity of our games on Google, iOS, Amazon and other platforms;

•	our ability to effectively monetize games on mobile devices and across multiple platforms and devices;

•	our ability to maintain technological solutions and employee expertise to rapidly respond to continuous changes in mobile platforms and mobile devices;

•	our ability to maintain technological solutions and employee expertise to rapidly respond to changes in consumer demand for games on new gaming platforms;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms of entertainment;

•	the worldwide growth of mobile devices, broadband Internet and personal computer users, and the rate of any such growth; and

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for game development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential players and relatively rapid changes in technology. New and different types of entertainment may increase in popularity at the expense of mobile games. A decline in the popularity of mobile games in general, or our games in particular, would harm our business and prospects.

Security breaches, computer viruses and computer hacking attacks could harm our business, reputation, brand and results of operations.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. We may experience hacking attacks of varying degrees from time to time, including denial-of-service attacks. Because of our prominence in the mobile game industry, we believe we are a particularly attractive target for hackers.

In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Google, Apple, Amazon and Facebook. Security breaches of our systems or third-parties on whom we rely could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our player data, corporate systems, third party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our players’ data or our advertiser’s data. Additionally, outside parties may attempt to fraudulently induce employees or players to disclose sensitive information in order to gain access to our players’ data or our advertiser’s data. We must continuously examine and modify our security controls and business policies to address the use of new devices and technologies enabling players to share data and communicate in new ways, and the increasing focus by our players and regulators on controlling and protecting user data.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure or perceived failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial exposure due to such events or in connection with remediation efforts, investigation costs or penalties, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

Any failure or significant interruption in our infrastructure could impact our operations and harm our business.

Our technology infrastructure is critical to the performance of certain of our games and to player satisfaction within those games. These games run on complex distributed systems, or what is commonly known as cloud computing. We do not own, operate and maintain the primary elements of these systems, but instead these systems are operated by third parties that we do not control and which would require significant time and potential expense to replace. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service would harm our reputation and operations. We have suffered interruptions in service when releasing new software versions or bug fixes for specific games in the past and if any such interruption were significant it could harm our business or reputation. We may decide to make significant investments to our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, leading to a negative effect on our business.

We must continue to spend significant resources to effectively manage our business and operations.

To effectively manage our business and operations, we will need to continue to focus on spending significant resources to improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	monitoring and updating our technology infrastructure to maintain high performance and minimize down time;

•	monitoring our internal controls to ensure timely and accurate reporting of all of our operations.

These enhancements and improvements will require capital expenditures and allocation of valuable management and employee resources.

Our business will suffer if we are unable to successfully acquire or integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

We intend to evaluate and pursue acquisitions and strategic investments. These acquisitions and strategic investments could be material to our financial condition or results of operations. Challenges and risks from such investments and acquisitions include:

•	negative effects on products and product pipeline from the changes and potential disruption that may follow the acquisition;

•	diversion of our management’s attention away from our business;

•	declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future prospects;

•	significant competition from other game companies as the mobile game industry consolidates;

•

the need to integrate the operations, systems, technologies, products and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;

•

the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment from certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;

•	the difficulty in successfully evaluating and utilizing the acquired products, technology or personnel;

•	the potential incurrence of debt, contingent liabilities, amortization expenses or restructuring charges in connection with any acquisition;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•

the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that do not historically follow U.S. GAAP;

•

under purchase accounting, we may be required to write off deferred revenue which may impair our ability to recognize revenue that would have otherwise been recognizable which may impact our financial performance or that of the acquired company;

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•

in some cases, the need to transition operations and players onto our existing or new platforms and the potential loss of, or harm to, our relationships with employees, players and other suppliers as a result of integration of new businesses;

•

in certain instances, the ability to exert control of acquired businesses that include earnout provisions in the agreements relating to such acquisitions or the potential obligation to fund an earnout for a product that has not met expectations;

•

our dependence on the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, when conducting due diligence and evaluating the results of such due diligence; and

•

liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business and operating results. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.

If we are able to develop new games that achieve success, it is possible that these games could divert players of our other games without growing our overall user base, which could harm operating results.

Although it is important to our future success that we develop new games that become popular with players, it is possible that these games could cause players to reduce their playing time and purchase of virtual items in our existing games. We plan to cross-promote our new games in our other games, which could encourage players of existing games to divert some of their playing time and spend on existing games. If new games do not grow our player base or generate sufficient new bookings to offset any declines from our other games, our bookings and revenue could be adversely affected.

We derive a material portion of our revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.

We derive revenues from our free-to-play games though in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits and we have direct relationships with third parties regarding advertising. We rely on these third parties to continue our advertising relationships. If direct advertising relationships change or we exhaust the available inventory of these third parties, it will negatively impact our revenues. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third-party solutions, which could negatively impact our revenues, at least in the short term. Furthermore, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter (and conversely significantly increases our marketing expenses in the fourth quarter).

Our revenue, bookings and operating margins may decline.

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. In addition, we believe that our operating margin will continue to experience downward pressure as a result of increasing competition. We expect to continue to expend substantial financial and other resources on game development, including mobile games, our technology stack, game engines, game technology and tools and international expansion. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance our franchise games so that these games continue to monetize successfully. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development, which could harm our long-term prospects.

If we fail to effectively manage our human resources, our business may suffer.

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team. We do not maintain key-man insurance for our senior management team. The loss of any of the members of senior management could harm our business.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Any significant turnover in our headcount will place significant demands on our management and our operational, financial and technological infrastructure.

If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, our business could be adversely affected.

The number of people using mobile Internet-enabled devices has increased dramatically in the past few years and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games is still maturing and it may not grow as we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. The mobile market may not continue to grow at historic rates and consumers may not continue to use mobile-Internet enabled devices as a platform for games. In fact, in January 2019, Credit Suisse predicted a significant worldwide decrease in the production of new smartphones during the first quarter of 2019. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity we could experience a decline in bookings and revenue. Any decline in the growth of the mobile market or in the use of mobile devices for games could harm our business. Moreover, new and emerging technologies could make the mobile devices on which our games are currently released obsolete, requiring us to transition our business model to develop games for other next-generation platforms.

We have a relatively new business model and a short operating history, which make it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.

We incorporated in December 2013 and we have a short operating history and a relatively new business model, which make it difficult to effectively assess our future prospects. Our business model is based on offering games that are free to play. To date, only a very small portion of our players pay for our products. We cannot assure that any of our efforts will be successful or result in the development or timely launch of additional products, or ultimately produce any material revenue.

Our existing and potential players may be attracted to competing forms of entertainment such as offline and traditional online games, television, movies and sports, as well as other entertainment options on the Internet.

Our players face a vast array of entertainment choices. Other forms of entertainment, such as offline, traditional online, personal computer and console games, television, movies, sports and the Internet, are much larger and more well-established markets and may be perceived by our players to offer greater variety, affordability, interactivity and enjoyment. These other forms of entertainment compete for the discretionary time and income of our players. If we are unable to sustain sufficient interest in our games in comparison to other forms of entertainment, including new forms of entertainment, our business model may no longer be viable.

Competition in our industry is intense and there are low barriers to entry.

Our industry is highly competitive and we expect more companies to enter the sector and a wider range of mobile games to be introduced. Our competitors that develop games for networks, on both web and mobile, vary in size and include companies such as Zynga, Inc., DeNA Co. Ltd. (Japan), Electronic Arts Inc., Gameloft SA, GREE International, Inc., Glu Mobile Inc., King.com Inc., Activision, Rovio Mobile Ltd., Supercell Inc., GungHo Online Entertainment, Inc., Kabam and Epic Games.

Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry. In addition, we have relatively limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. We expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

As there are relatively low barriers to entry to develop a mobile game, we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs. Increasing competition could result in loss of players, loss of talent or loss of our ability to acquire new players in a cost-effective manner, all of which could harm our business.

Our revenue may be harmed by the proliferation of “cheating” programs and scam offers that seek to exploit our games and players, affects the game-playing experience and may lead players to stop playing our games.

Unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit vulnerabilities in our games, play them in an automated way or obtain unfair advantages over other players who do play fairly. These programs harm the experience of players who play fairly, may disrupt the virtual economies of our games and may reduce the demand for virtual items. In addition, unrelated third parties attempt to scam our players with fake offers for virtual goods or other game benefits. While we attempt to discover and disable these programs and activities, and if we are unable to do so quickly our operations may be disrupted, our reputation damaged and players may stop playing our games. This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims relating to the diminution in value of our virtual currency and goods, and increased customer service costs needed to respond to dissatisfied players.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, trademarks, service marks, trade dress, domain names, patents, and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We pursue the registration of our copyrights, trademarks, service marks, domain names, and patents in the United States and in certain locations outside the United States. This process can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not pursue registrations in every location depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our creative works through increased copyright filings and our brands through increased trademark and other filings. Likewise, we may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted, which could be detrimental to investors, and may also affect patent litigation. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

We may be involved in legal proceedings that may result in adverse outcomes.

We may be involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as stockholder derivative actions, class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition.

Programming errors or flaws in our games could harm our reputation or decrease market acceptance of our games, which would harm our operating results.

Our games may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new games and rapidly release new features to existing games under tight time constraints. We believe that if our players have a negative experience with our games, they may be less inclined to continue or resume playing our games or recommend our games to other potential players. Undetected programming errors, game vulnerabilities that may be exploited by cheating programs and other forms of misappropriation, game defects and data corruption can disrupt our operations, adversely affect the game experience of our players by allowing players to gain unfair advantage, misappropriate virtual goods, harm our reputation, cause our players to stop playing our games, divert our resources and delay market acceptance of our games, any of which could result in legal liability to us or harm our operating results.

Evolving regulations, industry standards and practices by platform providers concerning data privacy could prevent us from providing our games to our players, or require us to modify our games, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms are under increased public scrutiny. The U.S. government, including the Federal Trade Commission, the Department of Commerce, U.S. Congress, and various State Attorneys General are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13. In addition, the European Union has just enacted reforms to its existing data protection legal framework – the EU General Data Protection Regulation (GDPR), which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices. Additionally, in January 2014, the Federal Trade Commission announced a settlement with Apple related to in in-app purchases made by minors.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, data protection, consumer protection and protection of minors and our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other player data, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other player data on the Internet and mobile platforms, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, policies, legal obligations or industry codes of conduct may be passed, or existing laws, policies, legal obligations or industry codes of conduct may be interpreted in such a way that could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it more costly or difficult for us to do so. For example, if a country enacted legislation that required data of their citizens gathered by online services to be held within the country, we may not be able to comply with such legislation or compliance could be so difficult or costly that we chose not to stop offering services to citizens of that country. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as players, vendors or developers, violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business.

In this area many states have passed laws requiring notification to players when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Moreover, in the areas of privacy, information security, data protection, consumer protection and protection of minors, foreign laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to data protection, and have imposed legal obligations on companies in this regard. Any failure on our part to comply with laws in these areas hacker may subject us to significant liabilities.

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including state and Federal laws regarding consumer protection, electronic marketing, protection of minors, data protection, competition, taxation, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. There is a risk that these laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the United States and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other mobile game applications and, if so, what this regulation should include.

If we fail to anticipate or successfully develop new games for new technologies, platforms and devices, the quality, timeliness and competitiveness of our games could suffer.

The games industry is characterized by rapid technological changes that can be difficult to anticipate. New technologies, including distribution platforms and gaming devices, such as consoles, virtual and augmented reality, messenger applications, blockchain technology, connected TVs, or a combination of existing and new technologies, may force us to adapt our current game development processes or adopt new processes. If consumers shift their time to platforms other than the mobile platforms where our games are currently primarily distributed, the size of our audience could decline and our performance could be impacted. It may take significant time and resources to shift our focus to such technologies, platforms and devices, putting us at a competitive disadvantage. Alternatively, we may increase the resources employed in research and development to adapt to these new technologies, distribution platforms and devices, either to preserve our games or a game launch schedule or to keep up with our competition, which would increase our development expenses. We could also devote significant resources to developing games to work with such technologies, platforms or devices, and these new technologies, platforms or devices may not experience sustained, widespread consumer acceptance. The occurrence of any of these events could adversely affect the quality, timelines and competitiveness of our games, or cause us to incur significantly increased costs, which could harm our operation results.

Crypto-collectibles and Blockchain Risk Factors

As noted in this Form 10-K and our other publicly available documents, although we entered the crypto-collectible and blockchain mobile gaming marker in early 2018, we have since concluded the market is too small and early stage at this point and have ceased investing in our current crypto-collectible and blockchain games. However, we may again in the future pursue this market and, as such, feel the following risk factors remain relevant to our business if we do so.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of crypto-collectibles in a manner that adversely affects our business, prospects or operations.

We have recently entered the crypto-collectibles and blockchain game and application industries. As crypto-assets have grown in both popularity and market size, governments around the world have reacted differently to crypto-assets, with certain governments deeming certain crypto assets illegal while others have allowed their use and trade. On-going and future regulatory actions may impact our ability of to continue to operate this segment of our business, which could have a material adverse effect on our business, prospects or operations.

Governments may in the future curtail or outlaw the acquisition, use or redemption of crypto-assets. Ownership of, holding or trading in crypto-collectibles may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject crypto-collectibles companies to additional regulation.

On July 25, 2017 the SEC released an investigative report which states that the United States would, in some circumstances, consider the offer and sale of blockchain coins pursuant to an initial coin offering (“ICO”) subject to federal securities laws.  Thereafter, China released statements and took similar actions.  Although we do not participate in ICOs, our customers may participate in ICOs and these actions may be a prelude to further action which chills widespread acceptance of blockchain gaming and application adoption and have a material adverse effect our ability pursue this business segment at all, which could have a material adverse effect on our business, prospects or operations.

Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade crypto-assets or to exchange crypto-assets for fiat currency. Similar actions by governments or regulatory bodies could result in restriction of the acquisition, ownership, holding, selling, use or trading in our securities. Such a restriction may adversely affect our shareholders and have a material adverse effect on our ability to pursue this segment at all or raise new capital which could have a material adverse effect on our business, prospects or operations and harm investors in our securities.

Laws and regulations which exist now, or which might exist in the future, may restrict the right to acquire, own, hold, sell or use Ethereum, participate in the blockchain or utilize similar digital assets, which could adversely affect us.

Many countries, including the United States and other large countries including China and Russia, may take regulatory and civil actions now or in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency.  Such regulatory actions might be as a result of currently existing laws and regulations, such as those promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the United States or as a result of regulatory laws and rules which do not currently exist.  For examples, if the virtual assets relating to our games or if Ethereum were deemed to be “securities” under Section 2(a)(1) of the Securities Act, we would either need to comply with the provisions of the Securities Act and Exchange Act, if it were possible to comply with such laws, or terminate this business segment. We may also be subject to civil penalties in this event.  These circumstances or others, if they were to occur, could have a material adverse effect on our overall business, prospects or operations.

Competing blockchain platforms and technologies may make it difficult for us to achieve our business objectives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether.  This may adversely affect us and our exposure to Ethereum based technologies. Such circumstances could have a material adverse effect on the our ability to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations

Incorrect or fraudulent token transactions may be irreversible.

Currently, crypto-collectibles game transactions are irrevocable and stolen or incorrectly transferred tokens may be irretrievable. As a result, any incorrectly executed or fraudulent token transactions could adversely affect our business and profitability.

Token transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, crypto-collectibles transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a token or a theft of token generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our customers’ tokens could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events could have a material adverse effect on our ability to pursue this segment at all, which could have a material adverse effect on our business, prospects or operations.

Players of our blockchain-based crypto-collectible games might lose substantial value in their crypto-assets if our applications or servers relating to such games cease to operate.

Darkwinds’ digital trading cards are currently offered on OpenSea.io, which is a decentralized auction marketplace for crypto-assets, which include collectibles, gaming items and other digital goods that are supported by a blockchain like Ethereum. Similar to how a collector might sell baseball cards or basketball shoes on eBay, OpenSea provides similar functionality for decentralized digital assets.

As discussed in more detail below, so long as our applications and servers relating to the games continue to operate, the crypto-game assets bought and sold on third party auction platforms would maintain all of their key game utilities.

The smart contracts and certain attributes underlying the crypto-assets that players purchase in both the Darkwinds and BitPainting applications would continue to exist outside of our applications and servers.  Examples of such attributes would be, for Darkwinds, (i) the name of the playing card and the number of damage and life points associated with a specific card and (ii) for BitPainting, the name of an artwork and the unique edition structure associated with a specific artwork. Ownership of such assets is linked to a unique crypto wallet ID, and verifiable on the Ethereum blockchain via third party services such as Etherscan, a block explorer, search, application programming interface (API) and analytics platform for the Ethereum blockchain.

It is important to note, however, certain key utilities of the games in the form of (i) crypto-asset metadata (such as the imagery of Darkwinds’ trading cards and artist information corresponding to BitPainting artworks) and (ii) gamification functionality (such as Darkwinds’ player match-making and BitPainting’s edition creation system) may be accessible only through our applications and servers, unless these utility functions are independently reproduced, which we consider unlikely unless the games become more popular.

The loss of such utilities as currently offered via our applications and servers would likely eliminate the overall playability of our blockchain games.  As a result, if this were to occur, there would be a material, if not a total, devaluation of the games underlying the crypto-assets due to the decrease in awareness and tradability of such assets.

In the event our blockchain-based crypto-collectible games become more popular and begin to account for a more substantial portion of our business, the failure of our applications and servers relating to such games and the resulting player dissatisfaction due to the loss of key utilities to the game and devaluation of such crypto-assets would likely have a materially adverse impact on our business and reputation.

If the Ethereum blockchain ceases to function, slows down in functionality, or forks, players of our blockchain-based crypto-collectible games would likely see a substantial decline or complete loss in the value of their crypto-assets.

If the Ethereum blockchain ceases to function, slows down in functionality, or forks, the result for the players of our blockchain games would be (i) the loss of certain game utility in the form of gamification functionality tied to the blockchain, and (ii) the potential devaluation or complete loss of the underlying crypto-assets employed in these games, resulting from either a devaluation of the Ethereum crypto-currency currently used to trade such assets and/or the failure of the underlying blockchain infrastructure to record transactions and contracts governing such crypto-assets.

In the event our blockchain-based crypto-collectible games become more popular and begin to account for a more substantial portion of our business, the failure pf the Ethereum blockchain to continue to operates as it does currently and the resulting player dissatisfaction due to the loss of key utilities to the game and devaluation of such crypto-assets would likely have a materially adverse impact on our business and reputation.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide digital asset related services or that accept digital assets as payment, including financial institutions of investors in our securities.

A number of companies that provide blockchain, Ethereum and/or other digital asset related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with crypto-assets may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide blockchain, Ethereum and/or other digital asset related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decrease the usefulness of crypto-collectibles as a digital asset and harm public their public perception in the future. Similarly, the usefulness of crypto-assets as a payment method and the public perception of crypto-assets could be damaged if banks or financial institutions were to close the accounts of businesses providing blockchain, Ethereum and/or other digital asset related services.  This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over the counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade our securities. Such factors could have a material adverse effect our ability to pursue this business segment at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

Since there has been limited precedence set for financial accounting of Ethereum and other digital assets, it is unclear how we will be required to account for digital assets transactions in the future.

Since there has been limited precedence set for the financial accounting of digital assets, it is unclear how we will be required to account for digital asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operation. Such circumstances could have a material adverse effect on our ability to pursue this business segment at all, which could have a material adverse effect on our business, prospects or operations.

Financial and Other Risk Factors

Our share price has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2017 and March 22, 2019, the stock price of our common stock has ranged from $0.02 to $0.72. In addition to the factors discussed in these “Risk Factors,” factors that may cause volatility in our share price include:

•	changes in projected operational and financial results;

•	issuance of new or updated research or reports by securities analysts;

•	market rumors or press reports;

•	our announcement of significant transactions or product developments;

•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

It is possible that we will require additional capital to meet our financial obligations and support business growth, and this capital might not be available on acceptable terms or at all; new investors face possible future dilution

We intend to continue to make significant investments to support our business growth and will possibly require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when and if we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Our shareholders may be adversely affected by our past history as a “shell company” making Rule 144 unavailable for our securities except in certain circumstances.

Rule 144 under the Securities Act of 1933, as amended, provides a safe harbor under which holders of restricted securities and affiliates of an issuer may resell their securities into the public market. However, Rule 144 is unavailable for securities of former shell companies until, among other things, twelve months have elapsed since the former “shell company” has filed “Form 10 information” with the Securities and Exchange Commission.

We are deemed a former shell company under Rule 144 as a result of our Share Exchange Agreement with Tapinator, Inc., the successor to Evolution Resources, Inc., on June 16, 2014. Evolution Resources was formerly known as BBN Global Consulting, Inc. BBN Global Consulting was marked as a shell company according to its (i) Form 10-Q’s for the fiscal quarters ended April 30, 2008 and January 31, 2009 and (ii) Form 10-K for the year ended October 31, 2008 filed with the Securities and Exchange Commission on June 12, 2008, March 3, 2009 and January 28, 2009, respectively. As a result, Rule 144 shall not be available to permit our shareholders to resell their securities until April 30, 2019, which is twelve months from the date we filed our Form S-1 registration statement with the SEC, which was subsequently declared effective by the SEC on September 17, 2018. Additionally, after April 30, 2019, we must remain current with our periodic filings under the Securities Exchange Act of 1934, as amended, in order to remain Rule 144 eligible. No assurance can be provided that if we become eligible for resale under Rule 144 we will be able to continue to file our periodic filings.

The current unavailability and potential future unavailability of the Rule 144 resale exemption for our securities may adversely affect our ability to raise additional financing on a private placement basis, and may adversely affect the ability of our shareholders to resell their securities into the public market, all of which could have a material adverse effect on us and our shareholders.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the “OTC”. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the SEC. The term “penny stock” is defined in Exchange Act Rule 3a51-1 as, among other things, as having a price of less than $5.00 per share as set forth in Exchange Act Rule 3a51-(1)(d). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will in all likelihood find it difficult to sell their securities.

The interests of our principal stockholders, officers and directors, who collectively hold approximately 38% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

As of March 22, 2019, our principal stockholders, officers and directors beneficially owned approximately 38% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to substantially influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market (as a result of Sarbanes-Oxley), require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

While we currently qualify as an “emerging growth company” under the Jumpstart of Business Startups Act of 2012, or the JOBS Act, we will lose that status at the latest by the end of 2023, which will increase the costs and demands placed upon our management.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under our Form S-1 registration statement declared effective by the SEC on September 17, 2018; (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer,’ as defined by the Securities and Exchange Commission, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if we would also no qualify as a smaller reporting company.

We are an “emerging growth company” and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above, and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have not elected to take advantage of the benefits of this and such election is irrevocable, therefore we will not be able to take advantage of these exemptions at any time in the future.

We will cease to be an emerging growth company at such time as described in the risk factor immediately above. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

Our common stock price may be volatile due to third-party data regarding our games.

Third parties, such as AppAnnie publish daily data about us and other mobile game companies with respect to DAUs, monthly revenue, time spent per user and other information concerning mobile game usage. These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms and may not correlate to our bookings or revenue from the sale of virtual goods. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our common stock may be volatile and may not reflect the performance of our business.

If securities or industry analysts do not publish research about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock, to some extent, may at some point depend on the research and reports that securities or industry analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts elect to cover us downgrade our shares or lower their opinion of our shares, our share price would likely decline. If one or more of these analysts elect to cover us and subsequently cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Future sales or potential sales of our common stock in the public market could cause our share price to decline.

If the existing holders of our common stock particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

If we are unable to maintain adequate internal controls for financial reporting in the future, investor confidence in the accuracy of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Prospective investors need to conduct an independent investment analysis and due diligence review.

No independent legal, accounting or business advisors have been appointed to represent the interests of prospective investors in the Company. Neither the Company nor any of its officers, directors, employees or agents makes any representation or expresses any opinion with respect to the merits of an investment in the shares of the Company, including, without limitation, the proposed value of the Company or the shares. Each prospective investor is therefore encouraged to engage independent accountants, appraisers, attorneys and other advisors to (i) conduct such due diligence review as such prospective investor may deem necessary and advisable, and (ii) provide such opinions with respect to the merits of an investment in the Company and applicable risk factors as such prospective investor may deem necessary and advisable. The Company will cooperate fully with any prospective investor who desires to conduct such an independent analysis, so long as the Company determines, in its sole discretion, that such cooperation is not unduly burdensome.

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take certain actions you desire.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We do not own any real property. We currently operate out of one leased corporate headquarters in New York, NY. Our headquarters is approximately 1,000 square feet and is leased until November 2021. Our corporate headquarters currently accommodates our principal executives, business development, marketing, data analytics, human resources, finance, legal, information technology and administrative activities. We do not consider any of our leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are sufficient available office rental properties to adequately serve our needs should we need to relocate or expand our operations.

Item 3.     Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating result.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades on OTC Markets under the symbol “TAPM.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTC Markets. The quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Fiscal Year 2018
	High	Low
First Quarter	$0.72	$0.12
Second Quarter	$0.15	$0.06
Third Quarter	$0.09	$0.03
Fourth Quarter	$0.07	$0.02

	Fiscal Year 2017
	High	Low
First Quarter	$0.18	$0.09
Second Quarter	$0.14	$0.08
Third Quarter	$0.15	$0.07
Fourth Quarter	$0.24	$0.08

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business.

Holders

As of March 20, 2019, there were approximately 141 registered holders of record of our common stock, excluding stockholders for whom shares are held in "nominee" or "street name." The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits and other factors our Board of Directors might deem relevant.

Sales of Unregistered Securities

Transactions with Previous Senior Debt Holders

On June 19, 2015, the Company and Hillair Capital Investment L.P. (“Hillair”) entered into a Securities Purchase Agreement, dated June 19, 2015 (the “Purchase Agreement”) pursuant to which the Company issued to Hillair the following (i) $2,240,000 8% Original Issue Discount Senior Secured Convertible Debenture (the “Original Debenture”) which was convertible into shares of the Company’s common stock at a price per share of $.205, (ii) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to 10,926,829 shares of common stock with an exercise price of $.30 and (iii) Series B Common Stock purchase warrants (the “Series B Warrants”) to purchase up to 10,926,829 shares of common stock with an exercise price of $.30 (collectively, the terms of which are referred to herein as the “Original Financing”). Immediately prior to the Exchange Agreement, the Company owed cash payments to Hillair of $560,000 on October 1, 2016 and $1,120,000 on January 1, 2017 under the Original Debenture.

In July 28, 2016, the Company and Hillair entered into an agreement to amend and refinance the terms of the $2.24 million 8% Original Issue Discount Senior Secured Convertible Debenture originally issued in June, 2015. Pursuant to the Exchange Agreement, the following material terms of the Original Financing were amended, altered and/or ratified: (i) the Original Debenture was exchanged in its entirety for the issuance of a new 8% Original Issue Discount Senior Secured Convertible Debenture with an original principal amount of $2,394,000 and an increased conversion price of $0.25 (the “2016 Debenture”), (ii) the issuance of 420 shares of a new Series A Convertible Preferred Stock as further described by the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock which may be exercised for up to 1,680,000 shares of Company’s common stock, (iii) the extension of the maturity date of the Series A Warrant from June 22, 2020 until July 28, 2021, (iv) the cancellation of the Series B Warrants in their entirety, (v) the ratification of the Security Agreement executed by the Company with respect to all of its assets (as required by the initial Purchase Agreement and Original Debenture) as continued collateral for the New Debenture as well as the ratification of the Subsidiary Guarantee and Pledge and Security Agreement as such agreements are referenced in the Purchase Agreement and Exchange Agreement, and (vi) the creation of a new right for the Holder, subject to the written consent of the Company, for a $2,100,000 cash investment in the Company with identical terms to the new financing.

In June 2017, the Company and Hillair entered into an amendment agreement (the “2017 Amended Agreement”) to amend and refinance the terms of the 2016 Debenture. Pursuant to the 2017 Amended Agreement, the Company prepaid to Hillair a portion of the outstanding principal on the 2016 Debenture in the amount of $234,000 and all of the accrued interest on the 2016 Debenture through June 30, 2017 in the amount of $191,520. Following such payments, the remaining principal amount of the Holder’s amended 2016 Debenture was $2,160,000 (the “Amended 2016 Debenture”). In addition, the Company and Hillair agreed to reduce the conversion price of the 2016 Debenture from $0.25 to $0.20. The Amended 2016 Debenture is due on July 31, 2018, and the Company shall pay interest to the Holder on the aggregate unconverted and then outstanding principal amount of this debenture at the rate of 8% per annum, payable on each December 31, March 31, July 31, and October 31, thereafter, beginning on December 31, 2017. In June 2017, the Company and Holder also entered into an exchange agreement (the “2017 Exchange Agreement”) to exchange the existing 10,926,829 shares of Series A Common Stock purchase warrants for 1,500 shares of Series A-1 Convertible Preferred Stock.

On September 7, 2017, Hillair assigned all of its rights under and relating to the Senior Debenture to HSPL, LLC (“HSPL”), including the Series A-1 Convertible Preferred Stock.

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

2018 Private Placement

On January 30, 2018, the Company consummated the first closing of its private placement announced on September 7, 2017 (the “Offering”). Specifically, the Company entered into Subscription Agreements (the “Subscription Agreement”) with various investors (collectively, the “Investors”) for the purchase of 11,791,668 shares of the Company’s Common Stock for an aggregate purchase price of $1,415,000, or $0.12 per share. The Company received net proceeds of $1,162,804 from the first closing after payment of the placement agent’s 10% cash commission as well as other expenses relating to the Offering and other expenses of the Company. In connection with the first closing and pursuant to the terms of the Offering, the Company issued to the Investors Common Stock Purchase Warrants (the “Warrants”) to purchase up to 11,791,668 shares of the Company’s Common Stock at a per share exercise price of $0.144. The Warrants have five-year terms and do not allow for cashless exercise unless the Company is unable to obtain an effective registration statement with the Securities and Exchange Commission regarding the shares underlying the Warrants, subject to certain conditions.

On February 7, 2018, the Company consummated the second closing of the Offering. Specifically, the Company entered into Subscription Agreements with Investors for the purchase of 8,562,499 shares of the Company’s Common Stock for an aggregate purchase price of $1,027,500, or $0.12 per share. The Company received net proceeds of $920,680 from the second closing after payment of the placement agent’s 10% cash commission as well as other expenses relating to the Offering. In connection with the second closing and pursuant to the terms of the Offering, the Company issued to the Investors Warrants to purchase up to 8,562,499 shares of the Company’s Common Stock at a per share exercise price of $0.144.

On February 15, 2018, the Company consummated the third and final closing of the Offering. Specifically, the Company entered into Subscription Agreements Investors for the purchase of 4,645,835 shares of the Company’s Common Stock for an aggregate purchase price of $557,500, or $0.12 per share. The Company received net proceeds of $498,303 from the third closing after payment of the placement agent’s 10% cash commission as well as other expenses relating to the Offering. In connection with the third closing and pursuant to the terms of the Offering, the Company issued to the Investors Warrants to purchase up to 4,645,835 shares of the Company’s Common Stock at a per share exercise price of $0.144.

Also on February 15, 2018 and in connection with the three closings and pursuant to the terms of the Offering, the Company issued to the placement agent a Common Stock Purchase Warrants (the “Placement Agent Warrants”) to purchase up to 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15. The Placement Agent Warrants will have a five-year term and will have cashless exercise provisions at all times.

The Offering concluded on February 15, 2018. In connection with the three closings of the Offering, the Company raised gross proceeds of $3,000,000, received net proceeds of $2,581,787, issued 25,000,002 shares of common stock to the Investors, and issued Warrants to the Investors to purchase up to 25,000,002 shares of the Company’s Common Stock at a per share exercise price of $0.144. The shares of common stock sold under the Subscription Agreement and the shares of common stock underlying the Warrants and the Placement Agent Warrant were issued in reliance upon an exemption from registration provided by Rule 506(c) of Regulation D under the Securities Act. All such shares issued relating to the Offering will be “restricted securities” in accordance with Rule 144(a)(3) of the Securities Act and all of the Investors are “accredited investor” as defined by Rule 501(a) of Regulation D under the Securities Act.

All of the shares of common stock relating to the Offering, including the shares underlying the Warrants and Placement Agent Warrant, were subsequently registered under the Securities Act through a Form S-1 which was declared effective by the SEC on September 17, 2018.

Other Offerings and Issuances

On March 26, 2018, the Company purchased the 4% interest in its Revolution Blockchain, LLC, a majority-owned subsidiary, that it did not otherwise own for a purchase price equal to the following: (i) $100,000 in cash and (ii) the issuance of a three-year common stock warrant to purchase up 300,000 shares of the Company’s common stock at an exercise price of $0.25. Following the transaction, Revolution Blockchain, LLC became a wholly-owned subsidiary of the Company. The 300,000 shares of common stock issuable under this warrant will be “restricted securities” as such term is defined in the Securities Act.

Contingent Rights to Shares Issued for Services

Effective February 21, 2018, the Board of Directors of the Company approved grants of Restricted Stock Units (as defined by the Company’s 2015 Equity Incentive Plan) to the following officers, directors and employees of the Company as follows (the “RSU Grants”):

Name	No. of RSU’s
Robert Crates	250,000
Boris Dimembort	250,000
Teymour Farman-Farmaian	250,000
Andrew Merkatz	5,000,000
Ilya Nikolayev	5,000,000

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

On March 1, 2018, the Company entered into an amendment investment banking advisory agreement with Westpark Capital, Inc. with an initial term of six months. In connection with this agreement, Westpark Capital purchased a three-year common stock warrant to purchase up 1,400,000 share of the Company’s common stock at an exercise price of $.01 per share from the Company for a purchase price of $100. All shares of common stock underlying this warrant shall be “restricted securities” as defined by the Securities Act.

Effective August 2, 2018, the Board of Directors of the Company approved an additional grant of Restricted Stock Units to Brian Chan, the Company’s Vice President of Finance and Accounting, in the amount of 250,000 shares of common stock.  Subject to Mr. Chan remaining an employee of the Company, such grant shall vest as follows:  beginning on the eighteenth month following the date of the grant, such grant shall vest ratably over the following eighteen months for a total vesting period of thirty-six months.  Such grant includes a provision for acceleration upon a Corporate Transaction.

The foregoing issuances were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Rule 506(b) of Regulation D promulgated thereunder and were issued as “restricted securities” as defined by the Securities Act.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering.

Repurchases of Securities

On September 7, 2018, the Company repurchased 1,354 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) from HSPL Holdings, LLC for a per share purchase price of $270.83, or an aggregate purchase price of $366,707. The repurchased shares represented all of the outstanding shares of the Series B Preferred Stock and, following the transaction, the Company has no Preferred Stock outstanding in any class. Pursuant to the terms of the Series B Preferred Stock, the repurchased shares were convertible into 11,283,333 shares of the Company’s common stock.   The repurchase purchase price represents a per share common stock purchase price of $0.0325, if conversion had occurred.

On December 28, 2018, the Company entered into a Games Revenue Share and Stock Repurchase Agreement (the “Samad Agreement”) with TapGames, a Pakistani registered firm (“TapGames”), Khurram Samad (“Samad”), Rizwan Yousuf and Tap2Play, the Company’s wholly-owned subsidiary, whereby the Company repurchased 7,646,446 shares (the “Samad Repurchased Shares”) of the Company’s common stock from Samad. In consideration for the Samad Repurchased Shares, the Company agreed to share all revenue net of any and all third-party platform fees generated from the Company’s Rapid-Launch Games identified in the Samad Agreement (the “Subject Games”) with TapGames, an entity in which Samad has an equity interest. Pursuant to the terms of the Samad Agreement and effective as of January 1, 2019, 60% of all such revenue will be paid to TapGames with the Company retaining the remaining 40%.

Item 6.     Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Tapinator Inc. and its consolidated subsidiaries. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. The following overview provides a summary of the sections included in our MD&A:

Executive Summary — a general description of our business and key highlights of the fiscal year ended December 31, 2018.

Key Aspects and Trends of Our Operations — a discussion of items and trends that may impact our business in the upcoming year.

Results of Operations — an analysis of our results of operations in our consolidated financial statements.

Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations and quantitative and qualitative disclosures about market risk.

Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

Executive Summary

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the year ended December 31, 2018 and 2017. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this this Annual Report on Form 10-K. You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Tapinator develops and publishes category leading apps for mobile platforms, with a significant emphasis on mobile games. Tapinator’s library includes over 300 titles that, collectively, have achieved over 450 million mobile downloads, including notable properties such as Video Poker Classic, Crypto Trillionaire and Solitaire Dash. Tapinator generates revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases and subscriptions. Founded in 2013, Tapinator is headquartered in New York, with product development and marketing teams located in North America, Europe and Asia. Consumers can find high-quality mobile applications from Tapinator wherever they see the “T” character logo.

The Company currently publishes two types of mobile apps and games:

Category Leading Apps

Tapinator’s Category Leading Apps (formerly known as Full-Featured Games) are unique products with high production values and high revenue potential, developed and published selectively based on both original and licensed IP. These titles require significant development investment and have, in the opinion of our management, the potential to become well-known and long-lasting, successful mobile franchises which can become market leaders within their respective categories. These apps are monetized primarily through consumer app store transactions and, to a lesser extent, through brand advertising. These apps are published primarily under the Tapinator brand.

We have had an excellent track record of successfully getting our Category Leading Apps featured at launch by the major app stores, including within Apple’s “New Games We Love” category. Beyond initial product launch, we acquire customers for these products via paid acquisition channels for those applications in which we achieve player lifetime values (“LTV”) that exceed cost per mobile install (“CPI”).

Rapid-Launch Games

Tapinator’s Rapid-Launch Games are legacy titles that were developed and published in significant quantity beginning in 2013. These are titles that were built economically and rapidly based on a series of internally developed, expandable and reusable game engines. To date, these engines have been developed within the following game genres: parking, driving, stunts, animal sims, career sims, shooters and fighting. These games are monetized primarily through the sale of branded advertisements. Historically, our Rapid-Launch Games were characterized by low development and marketing cost and predictable portfolio returns. Since our formation, we have compiled a significant library of 300+ such games and, while the Company is not currently developing new Rapid-Launch Games, we believe our existing portfolio will continue to produce a long-tail of revenues over the next several years. We do not currently use paid marketing to acquire new players for our Rapid-Launch games, but rather we achieve customer acquisition by relying extensively on app store optimization (“ASO”) and cross promotion within the sizeable network of 300+ Rapid-Launch Games that we currently operate. Tapinator’s Rapid-Launch Games are published primarily under the Company’s Tap2Play brand.

New Ventures

In January 2018, we announced the creation of a new subsidiary, Revolution Blockchain, to develop and publish distributed apps and games that leverage blockchain technology. Since then, we have launched two fully functioning products, Dark Winds and BitPainting. When we initiated this effort, we were enthused by the potential long-term opportunity but recognized that the blockchain gaming market was in its infancy. To that end, we previously communicated to our shareholders that we did not expect these efforts to contribute materially to our 2018 revenues. We are extremely proud of the high quality of both of these products and how they were brought to market both cost-effectively and on schedule. Despite the quality of these applications, we have been extremely disappointed by the lack of consumer adoption of both products. Based on our experience with these initial launches, we now recognize that the current addressable market for blockchain games is likely too small and too early to generate significant near-term value for our shareholders. Thus, we have chosen to suspend our investment in this area.

We will continue to selectively evaluate opportunities to invest in new ventures that we believe can both leverage Tapinator’s resources and can deliver significant long-term returns to our shareholders.

Strategy

In early 2017, we began a strategic shift to focus more of our investment and management resources into our Category Leading Apps business. We believe the potential size, quality and sustainability of revenues and earnings from the Category Leading Apps business is significantly greater than that of our legacy Rapid-Launch Games business. We completed this shift during the fourth quarter of 2018 and we are now primarily focused on developing and operating Category Leading Apps.

Our clear goal for our Category Leading Apps is to create a small number of franchise-type titles that have product lifespans of at least five to ten years, and where we can develop these titles into sustainable market leaders within their respective categories. In order to accomplish this, we understand that we need to achieve customer LTVs that exceeds customer acquisition cost, at scale. To date, the Company has been able to achieve this, at certain customer volumes, for three products: “Video Poker Classic,” “Crypto Trillionaire” and “Solitaire Dash.”

Current Outlook

We continue to have conviction regarding our Category Leading Apps business, and therefore for our business in its entirety. The strategic changes we implemented over the past 24 months, shifting from Rapid-Launch Games to Category Leading Apps, now appear to have paid off. While we are not providing specific financial guidance at this time, we are confident in our ability to deliver company-wide revenue and bookings growth in 2019. This growth is expected to be derived from our seasoned franchises such as Video Poker Classic, combined with recently launched titles such as Crypto Trillionaire and My Horoscope, and from at least one additional title that we have not yet announced, but expect to launch during the second half of 2019.

Beyond our main focus on our core Category Leading Apps business, we will continue to be nimble and opportunistic in terms of new investment opportunities that we believe can both leverage Tapinator’s resources and can deliver significant long-term returns to our shareholders.

Key Metrics

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Key Operating Metrics

We manage our business by tracking various non-financial operating metrics that give us insight into user behavior in our games. The two metrics that we use most frequently are Daily Active Users (“DAUs”) and Average Bookings Per User (“ABPU”).

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

Trends in Key Operating Metrics

	Year ended December 31,
	2018	2017
	(In thousands)
All Games
Average DAUs	414	728
ABPU	0.02	0.01

The decrease in average DAU for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily related to the continued decline in new player installs of our Rapid-Launch Games that began in Q4 2016 and that has continued through Q4 2018.

The ABPU increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 because a larger percentage of our overall player base was derived from our better monetizing Category Leading Apps.

We expect further decreases in DAU in 2019 as our Rapid-Launch Games continue to decline and the Company continues to focus on its better monetizing, but lower volume Category Leading Apps.

	Year ended December 31,
	2018	2017
	(In thousands)
Category Leading Apps
Average DAUs	29	30
ABPU	0.11	0.12

The slight decrease in average DAU within our Category Leading Apps for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily related to the successful launches (and related audience spikes) of Dice Mage 2 and Big Sport Fishing 2 in Q3 2017, which were only partially matched by audience gains in Video Poker Classic and the launch of Fusion Heroes and Dot to Dot - Relaxing Puzzles on iOS in 2018.

The slight decrease in our Category Leading Apps’ ABPU for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily related to a decrease in monetization from Video Poker Classic’s “whale players” during the comparative periods.

	Year ended December 31,
	2018	2017
	(In thousands)
Rapid-Launch Games
Average DAUs	384	699
ABPU	0.01	0.01

The decrease in average DAU within our Rapid-Launch Games for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily related to the continued weakening in new player installs stemming from what we believe to be saturation for these types of games that began in Q4 2016 and that has continued through Q4 2018. In addition, changes to the Google Play discovery algorithm that occurred late in Q2 2018 also contributed to the decline in our Rapid-Launch audience metrics.

The ABPU within our Rapid-Launch Games remained constant for the year ended December 31, 2018 as compared to the year ended December 31, 2017, driven by an increase in advertising prices (“CPM’s” or “Cost Per Thousand Impressions”), but offset by a reduction in player engagement (specifically impressions per DAU) during the relative periods.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Year Ended December 31, 2018 and 2017

Revenue

	Year ended December 31,
	2018	2017
	(In thousands)
Revenue by Type
Consumer App Store Transactions	$1,718	$1,337
Advertising / Other	1,154	1,804
Total	$2,872	$3,141

Our revenue decreased $269 thousand, or 9%, to $2,872 thousand for the year ended December 31, 2018 from $3,141 thousand for the year ended December 31, 2017. The decrease in revenue is attributable primarily to a decrease in Advertising related bookings, driven primarily by DAU declines from within our Rapid-Launch Game portfolios which was partially offset by an increase in Consumer App Store Transactions, driven from within both our Category Leading Games and our Rapid-Launch Games and an increase in Other Revenue from our Category Leading Apps associated with the Solitaire Dash License Agreement that we entered into during Q3 2018.

	Year ended December 31,
	2018	2017
	(In thousands)
Revenue by App Type
Category Leading Apps	$1,224	$920
Rapid-Launch Games	1,648	2,221
Total	$2,872	$3,141

Our Category Leading Apps revenue increased $304 thousand, or 33%, to $1,224 thousand for the year ended December 31, 2018 from $920 thousand for the year ended December 31, 2017. The increase in our Category Leading Apps revenue is attributable primarily to an increase in Consumer App Store Transaction Bookings and an increase in Other Revenue associated with the Solitaire Dash License Agreement that we entered into during Q3 2018.

Our Rapid-Launch Games’ revenue decreased $573 thousand, or 26%, to $1,648 thousand for the year ended December 31, 2018 from $2,221 thousand for the year ended December 31, 2017. The decrease in revenue is attributable primarily to a decrease in advertising related bookings, stemming from a decrease in DAUs across our Rapid-Launch Games portfolio, partially offset by an increase in Consumer App Store Transaction Bookings during the comparative periods.

Cost of Revenue

	Year ended December 31,
	2018	2017
	(In thousands)
Platform Fees	$806	$933
Licensing + Royalties	66	91
Hosting	12	10
Total Cost of Revenue	$884	$1,034
Revenue	2,872	3,141
Gross Margin	69%	67%

Our cost of revenue decreased $150 thousand, or 15%, to $884 thousand in the year ended December 31, 2018 from $1,034 thousand in the year ended December 31, 2017. Our Gross Margin increased by two hundred basis points to 69% during the year ended December 31, 2018 from 67% during the year ended December 31, 2017. The decrease in our cost of revenue and increase in our gross margin was primarily due to the absence of platform fees associated with revenue corresponding to the Solitaire Dash License Agreement.

Research and Development Expenses

	Year ended December 31,
	2018	2017
	(In thousands)
Research and development	$244	$141
Percentage of revenue	8%	4%

Our research and development expenses increased $103 thousand, or 73%, to $244 thousand in the year ended December 31, 2018 from $141 thousand in the year ended December 31, 2017. The increase in research and development costs was primarily due to an increase in revenue share associated with our Rapid-Launch Games released beginning in March 2017, resulting from a contractual change we made in early 2017 with the developer of our Rapid-Launch Games. The strategic effect of this change was to reduce our initial capital risk associated with our Rapid-Launch Games, in exchange for a commensurate increase in the long-term revenue share that we pay for these games.

Marketing Expenses

	Year ended December 31,
	2018	2017
	(In thousands)
Marketing and public relations	$378	$518
Percentage of revenue	13%	16%

Our marketing expenses decreased $140 thousand, or 27%, to $378 thousand in the year ended December 31, 2018 from $518 thousand in the year ended December 31, 2017.  The decrease in 2018 was primarily due to a decrease in corporate marketing and lower game marketing expenditures for our Category Leading Apps during the comparative periods.

General and Administrative Expenses

	Year ended December 31,
	2018	2017
	(In thousands)
General and administrative	$3,098	$1,384
Percentage of revenue	108%	44%

Our general and administrative expenses increased $1,714 thousand, or 124%, to $3,098 thousand in the year ended December 31, 2018 from $1,384 thousand in the year ended December 31, 2017. The increase in general and administrative expenses was primarily due to non-cash, stock-based compensation expenses of $1,228 thousand, related to certain RSU incentive grants made in the first quarter of 2018 and a non-recurring, non-cash, stock-based professional fee of $51 thousand, related to certain investment banking services provided to the Company during the first quarter of 2018.

	Year ended December 31,
	2018	2017
	(In thousands)
Impairment of capitalized software development	$320	$256
Percentage of revenue	11%	8%

Our impairment of software development costs increased $64 thousand, or 25%, to $320 thousand in the year ended December 31, 2018 from $256 thousand in the year ended December 31, 2017. The software development costs are periodically evaluated to determine whether events or circumstances have occurred that indicate that the remaining useful lives of its capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.

	Year ended December 31,
	2018	2017
	(In thousands)
Amortization of capitalized software development	$614	$710
Percentage of revenue	21%	23%

Our amortization of capitalized software development decreased $96 thousand or 14% to $614 thousand in the year ended December 31, 2018 from $710 thousand in the year ended December 31, 2017. The decrease in amortization of capitalized software development was primarily attributable to the impairment of capitalized software relating to the termination of one of our Category Leading Apps in Q4 2017.

Other (income) expenses

	Year ended December 31,
	2018	2017
	(In thousands)
Other expenses	$320	$2,768
Percentage of revenue	11%	88%

Our other expenses decreased $2,448 thousand or 88% to $320 thousand in the year ended December 31, 2018 from $2,768 thousand in the year ended December 31, 2017.  The decrease in other expenses was attributable to a decrease in debt discount of $1,216 thousand, or 87% to $188 thousand from $1,404 thousand, a decrease in interest expense, net, of $401 thousand or 75% to $133 thousand from $534 thousand that was attributable to the repayment of the Senior Convertible Debenture in February 2018, and a prior year loss from debt extinguishment of $830 thousand resulting from the Senior Convertible Debenture 2017 Amendment Agreement.

Liquidity and Capital Resources

General

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported cash and cash equivalents of $871 thousand working capital of $484 thousand as of December 31, 2018 and a net loss of $2,996 thousand for the year ended December 31, 2018. The Company does not currently anticipate that additional financing will be required within the next twelve months.

	Year ended December 31,
	2018	2017
	(In thousands)
Cash flows provided by (used in):
Operating activities	$341	$275
Investing activities	(809)	(822)
Financing activities	1,092	204
Increase (Decrease) in cash and cash equivalents	$624	$(343)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and changes in operating assets and liabilities.

In the year ended December 31, 2018, net cash provided by operating activities was $341 thousand, which was primarily due to a $2,996 thousand net loss, $37 thousand increase in prepaid expenses, and a $57 thousand decrease in due to related parties. These amounts were offset by $105 thousand decrease in accounts receivable, a $17 thousand increase in accounts payable and accrued expenses, $269 thousand increase in deferred revenue, and adjustments for non-cash items, including stock-based compensation expense of $1,857 thousand, amortization of software development costs of $614 thousand, impairment of capitalized software of $320 thousand, amortization of original issue discount of $51 thousand, depreciation and amortization of other assets of $10 thousand and amortization of debt discount of $188 thousand.

In the year ended December 31, 2017, net cash provided by operating activities was $275 thousand, which was primarily due to a $3,690 thousand net loss, a $6 thousand increase in accounts receivable, a $125 thousand increase in prepaid expenses, and a $9 thousand decrease in accounts payable and accrued expenses. These amounts were offset by a $357 thousand increase in deferred revenue, a $10 thousand increase in due to related parties, and adjustments for non-cash items, including stock-based compensation expense of $174 thousand, amortization of software development costs of $710 thousand, impairment of capitalized software of $256 thousand, depreciation and amortization of other assets of $22 thousand, amortization of debt discount of $1,404 thousand, amortization of original issue discount of $342 thousand and a loss on extinguishment of $830 thousand.

Investing Activities

Cash used in investing activities in the year ended December 31, 2018 was $809 thousand, which was due to $807 thousand of capitalized software development costs related to the development of our mobile apps and games and $2 thousand of purchase of property and equipment during the period.

Cash used in investing activities in the year ended December 31, 2017 was $822 thousand, which was primarily due to $818 thousand of capitalized software development costs related to the development of our mobile apps and games and $4 thousand of purchase of property, plant and equipment during the period.

Financing Activities

Cash provided by financing activities in the year ended December 31, 2018 was $1,092 thousand, which was primarily due to $2,582 thousand in net proceeds received from the issuance of common stock and $120 thousand proceeds from exercised stock warrants, which were offset by a $1,143 thousand principal repayment of our Senior Secured Convertible Debenture, $367 thousand in cash used for the repurchase of our Series B Preferred stock, and $100 thousand in cash used to buy back the non-controlling interest in our Revolution Blockchain subsidiary.

Cash provided by financing activities in the year ended December 31, 2017 was $204 thousand, which was due to $350 thousand in proceeds received from the sales of common stock and $100 thousand in cash received in the sale of a non-controlling interest in our Revolution Blockchain subsidiary, which was offset by a $234 thousand principal repayment of our Senior Convertible Debenture and $13 thousand of financing costs incurred during the period.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

For the year ended December 31, 2018 and 2017 we did not have any “off-balance sheet arrangements,” as defined in relevant Securities and Exchange Commission regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Bookings Results

Bookings decreased $158 thousand, or 5%, to $3,341 thousand for the year ended December 31, 2018 from $3,499 thousand for the year ended December 31, 2017. The decrease in bookings is attributable primarily to a decrease in Advertising related bookings, driven primarily by DAU declines from within our Rapid-Launch Game portfolios, which was partially offset by an increase in Consumer App Store Transactions, driven from within both our Category Leading Games and our Rapid-Launch Games and an increase in Other Revenue from our Category Leading Apps associated with the Solitaire Dash License Agreement that we entered into during Q3 2018.

	Year ended December 31,
	2018	2017
	(In thousands)
Bookings by Game Type
(In thousands)
Category Leading Apps	$1,700	$1,280
Rapid-Launch Games	1,641	2,219
Total	$3,341	$3,499

Our Category Leading Apps bookings increased $420 thousand, or 33%, to $1,700 thousand for the year ended December 31, 2018, from $1,280 thousand for the year ended December 31, 2017. The increase was primarily due to the bookings associated with the Solitaire Dash License Agreement that we entered into during Q3 2018.

Our Rapid-Launch Games’ bookings decreased $578 thousand, or 26%, to $1,641 thousand for the year ended December 31, 2018, from $2,219 thousand for the year ended December 31, 2017. The decrease in bookings is attributable primarily to a decrease in advertising related bookings, stemming from a decrease in DAUs across our Rapid-Launch Games portfolio, which was partially offset by an increase in Consumer App Store Transactions during the comparative periods.

The following table presents a reconciliation of bookings to revenue for each of the periods presented (in thousands):

	Year ended December 31,
	2018	2017
(In thousands)	(In thousands)
Bookings	$3,341	$3,490
Change in deferred revenue	(469)	(349)
Revenue	$2,872	$3,141

Limitations of Bookings

●	Bookings do not reflect that we defer and recognize certain mobile game revenue over the estimated life of durable virtual goods; and

●	other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including revenue, net income (loss) and our other financial results presented in accordance with U.S. GAAP.

Adjusted EBITDA Results

Our Adjusted EBITDA decreased $117 thousand to $132 thousand for the year ended December 31, 2018 from $249 thousand for the year ended December 31, 2017. The decrease in adjusted EBITDA is primarily due to decreases in interest expense, amortization of capitalized software development, amortization of debt discount and loss on extinguishment, which together were partially offset by a decrease in net loss, and increases in impairment of capitalized software and stock-based compensation expense during the comparative periods.

	Year ended
	December 31, 2018	December 31, 2017
Reconciliation of Net Income (Loss) to Adjusted EBITDA: (In thousands)

Net Income (loss)	$(2,996)	$(3,690)
Interest expense, net	132	534
Income taxes	7	9
Amortization of capitalized software development	614	710
Depreciation and amortization of other assets	10	22
Impairment of capitalized software	320	256
Amortization of debt discount	188	1,404
Loss on Extinguishment	-	830
Stock-based compensation expense	1,857	174
Adjusted EBITDA	$132	$249

Limitations of Adjusted EBITDA

●

Adjusted EBITDA does not include the impact of stock-based compensation expense, impairment of intangible assets previously acquired, acquisition-related transaction expenses, contingent consideration fair value adjustments and restructuring expense;

●	Adjusted EBITDA does not reflect income tax expense;

●	Adjusted EBITDA does not include other income or expense, which includes foreign exchange gains and losses and interest income or expense;

●

Adjusted EBITDA excludes depreciation and amortization of intangible assets and impairment of capitalized software. Although depreciation and amortization and impairment of capitalized software are non-cash charges, the assets being depreciated and amortized or impaired may have to be replaced in the future; and

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years ended December 31, 2018, and 2017, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 9A.	Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2018, our internal control over financial reporting was not effective due to the following material weaknesses.

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●

We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	We have engaged the outsourced accounting and financial reporting services of Carrollton Partners, LLC.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2018, but was not reported.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Ilya Nikolayev	34	Chief Executive Officer, Chairman, Director
Andrew Merkatz	50	President, Chief Financial Officer, Director
Brian Chan	40	Vice President of Finance and Accounting, Secretary
Teymour Farman-Famaian	52	Director

Directors are elected by our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors.

Biographical Information

Ilya Nikolayev. Mr. Nikolayev has served as our director, executive chairman and chief executive officer since June 16, 2014. Mr. Nikolayev is an accomplished technology executive who previously served as the CEO and Co-Founder of Familybuilder. In 2007, Mr. Nikolayev created one of the first successful Facebook applications, Family Tree, and grew the property to over 6 million monthly active unique users and 45 million total users. Mr. Nikolayev raised venture capital funding, grew the business to profitability, and successfully sold Familybuilder to Intelius in 2011, generating a significant return for all of its investors. In 2013, Mr. Nikolayev co-founded InAppFuel, a developer of patented mini-game software for mobile game developers that was acquired by Tapinator in 2014. Prior to Familybuilder, Mr. Nikolayev worked in banking for JP Morgan. Mr. Nikolayev graduated cum laude from New York University.

Andrew Merkatz. Mr. Merkatz has served as our director, president and chief financial officer since June 1, 2015. Andrew Merkatz is a finance executive with 20 years of experience as an operator and investor in media and technology growth companies. From 2008-2015, Mr. Merkatz was a Managing Director of Investments at Vision Capital where he managed investments in emerging growth technology companies. Mr. Merkatz began his career at private equity firm, Interlaken Capital. He later served as Chief Operating Officer for Site-Specific, one of the first internet advertising agencies (sold to CKS Group), Vice President of Corporate Development at FLOORgraphics, a pioneering in-store media company (sold to News Corp.), and President of Predict It, a venture backed digital media company. In 2007, Mr. Merkatz co-founded Familybuilder, a leading Facebook app developer, which profitably scaled to more than 45 million users prior to the successful sale of the Company to Intelius in 2011. In 2013, Mr. Merkatz co-founded InAppFuel, a developer of patented mini-game software for mobile game developers that was acquired by Tapinator in 2014. Mr. Merkatz holds a B.A. in Economics, with distinction, from the University of Pennsylvania, and an M.B.A. from Harvard Business School.

Brian Chan. Mr. Chan has served as our Vice President of Finance and Accounting since February 16, 2016. Mr. Chan has more than a decade of diversified experience in finance and accounting management and IT systems, from start-up companies to the Fortune 100. Prior to joining Tapinator, Inc., Brian was the Head of Finance and Operations of a start-up company, ONA Designs International, LLC - a purveyor of high-end leather bags and accessories. At ONA, he was fully responsible for all matters related to accounting, financial planning & reporting, operations, IT and human resources. Under his leadership, the company tripled its revenue in less than 3 years, and was ultimately acquired by a New York private investment firm. Brian was also a core member of early finance team of Glaceau, the maker of VitaminWater and SmartWater, from 2004 to 2009. He was responsible for financial planning and analysis, sales reporting and marketing spend control for the company. The company developed into a $1 billion brand and was ultimately acquired by Coca- Cola for $4.1 billion in 2007. Mr. Chan holds an M.B.A from Pace University and B.A. from Baruch College.

Teymour Farman-Farmaian. Mr. Farman-Farmaian has served as our director since December 14, 2015. Mr. Farman-Farmaian is currently Head of USA at XAPO, one of the world’s largest Bitcoin custodians. Previously he was CMO at Spotify, the world’s leading music streaming service, a company he joined in 2011. Mr. Farman-Farmaian was responsible for subscription revenues and led a team of over 100 employees. He helped triple revenue growth to hit a $500 million run rate, and achieve 7.5 million DAU. Before Spotify, Mr. Farman-Farmaian spent close to two years with Zynga (ZNGA) as GM of Partnerships. There, he was responsible for Zynga’s multi-billion dollar partnership with Facebook as well as relationships with Yahoo (YHOO) and Google (GOOG). Mr. Farman-Farmaian joined Zynga after six years at Google, where he held various roles including Director of European Sales Operations. Mr. Farman-Farmaian has a BA from Duke University and an MBA from Harvard University.

Family Relationships

There are no family relationships among any of our officers or executive officers.

Independent Directors

Our board of directors has determined that Teymour Farman-Farmaian is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the Securities and Exchange Commission.

Committees of the Board of Directors

Our board of directors has established an audit committee and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee is currently comprised of Teymour Farman-Farmaian, who our board has determined to be financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the NASDAQ Stock Market. Mr. Farman-Farmaian is the chairman of our audit committee. Our audit committee currently does not have a member who qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

Our compensation committee is currently comprised of Teymour Farman-Farmaian, who qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended, and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the NASDAQ Stock Market. Mr. Farman-Farmaian is the chairman of our compensation committee.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The full text of our Code of Business Conduct and Ethics is published on the Investors section of our website at www.tapinator.com. We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

We are subject and compliant to Section 16(a) of the Exchange Act.

Item 11.      Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation, for our last two fiscal years awarded to, earned by or paid to our named executive officers: (i) Ilya Nikolayev, our chief executive officer, executive chairman and member of our board, (ii) Andrew Merkatz our president, chief financial officer and member of our board and (iii) Brian Chan, our vice president of finance and accounting.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ilya Nikolayev, Chief Executive	2018	244,673	67,335	2,100,000	(4)			-	-	-	2,412,008
Officer, Executive Chairman and Director	2017	207,900	48,300	-		150,000	(1)	-	-	-	406,200

Andrew Merkatz, President, Chief	2018	244,673	67,335	2,100,000	(4)			-	-	-	2,412,008
Financial Officer and Director	2017	207,900	48,300	-		150,000	(2)	-	-	-	406,200

Brian Chan, Vice President of	2018	60,000	16,709	17,500	(5)			-	-	-	94,209
Finance and Accounting	2017	130,000	12,075	-		50,000	(3)	-	-	-	192,075

(1)

In March 2017 and pursuant to the 2015 Equity Incentive Plan, the Company granted Mr. Nikolayev an option to purchase 1,500,000 shares of the Company’s common stock at an exercise price equal to $0.11 per share.

(2)

In March 2017 and pursuant to the 2015 Equity Incentive Plan, the Company granted Mr. Merkatz an option to purchase 1,500,000 shares of the Company’s common stock at an exercise price equal to $0.11 per share.

(3)

In March 2017 and pursuant to the 2015 Equity Incentive Plan, the Company granted Mr. Chan an option to purchase 500,000 shares of the Company’s common stock at an exercise price equal to $0.11 per share.

(4)

In February 2018, the Company granted Mr. Nikolayev and Mr. Merkatz 5,000,000 restricted stock units each at a price of $0.42. Each of the RSU Grants shall vest beginning on the eighteenth month following the date of the grant, the RSU Grants shall vest ratably over the following eighteen months for a total vesting period of thirty-six months. The RSU Grants shall include a provision for acceleration upon a Corporate Transaction (as defined in the 2015 Equity Incentive Plan).

(5)

In August 2018, the Company granted Mr. Chan 250,000 restricted stock units each at a price of $0.07. Each of the RSU Grants shall vest beginning on the eighteenth month following the date of the grant, the RSU Grants shall vest ratably over the following eighteen months for a total vesting period of thirty-six months. The RSU Grants shall include a provision for acceleration upon a Corporate Transaction (as defined in the 2015 Equity Incentive Plan).

Agreements with Executive Officers and Change-In-Control Arrangements

Ilya Nikolayev

We entered into an employment agreement with Ilya Nikolayev on May 7, 2015. Certain provisions of the employment agreement have been amended effective as of August 25, 2016, March 31, 2017 and April 1, 2018. The terms set forth below reflect the current terms of the employment agreement, as amended. The term of the employment agreement is until March 31, 2021, which will automatically extend until March 31, 2023 unless either we or Mr. Nikolayev provide written notice of our desire not to extend prior to October 1, 2020. As of January 1, 2019, Mr. Nikolayev is entitled to receive an annual base salary of $275,000 with an automatic annual increase of 10% and will be eligible for annual bonuses based on our financial performance and will also be entitled to equity-based incentives as our board may determine. In the event, Mr. Nikolayev is terminated without cause or resigns for good reason (as such terms are defined in the employment agreement), Mr. Nikolayev will receive his then current salary for a period of 14 months and will also receive the bonus he would otherwise have been entitled during such 14 month period. Mr. Nikolayev is also subject to non-competition and non-solicitation obligations. Specifically, for a period lasting so long as Mr. Nikolayev is entitled to receive any post-termination benefits, he will not be permitted to, directly or indirectly, work for, consult with or establish a business that competes with our business. Also, for a period of 12 months following the termination of Mr. Nikolayev’s employment, he will not be entitled to solicit any of our customers with whom we did business in the preceding year or any of our employees.

Prior to entering into his employment agreement, Mr. Nikolayev was an at-will employee.

Andrew Merkatz

We entered into an employment agreement with Andrew Merkatz on May 7, 2015. Certain provisions of the employment agreement have been amended effective as of August 25, 2016, March 31, 2017 and April 1, 2018. The terms set forth below reflect the current terms of the employment agreement, as amended. The term of the employment agreement is until March 31, 2021, which will automatically extend until March 31, 2023 unless either we or Mr. Merkatz provide written notice of our desire not to extend prior to October 1, 2020. As of January 1, 2019, Mr. Merkatz is entitled to receive an annual base salary of $275,000 with an automatic annual increase of 10% and will be eligible for annual bonuses based on our financial performance and will also be entitled to equity-based incentives as our board may determine. In the event Mr. Merkatz is terminated without cause or resigns for good reason (as such terms are defined in the employment agreement), Mr. Merkatz will receive his then current salary for a period of 14 months and will also receive the bonus he would otherwise have been entitled during such 14 month period. Mr. Merkatz is also subject to non-competition and non-solicitation obligations. Specifically, for a period lasting so long as Mr. Merkatz is entitled to receive any post-termination benefits, he will not be permitted to, directly or indirectly, work for, consult with or establish a business that competes with our business. Also, for a period of 12 months following the termination of Mr. Merkatz’s employment, he will not be entitled to solicit any of our customers with whom we did business in the preceding year or any of our employees.

Brian Chan

In July 2016, we extended an offer letter to Brian Chan, our Vice President of Finance and Accounting. The offer letter had no specific term and constitutes an at-will employment arrangement. Mr. Chan’s current annual base salary is $60,000. Beginning on January 1, 2018, Mr. Chan became a part-time, rather than full-time employee, of ours. In connection with the commencement of his employment in 2016, Mr. Chan was granted a stock option for 250,000 shares of common stock with an exercise price of $0.19 per share and is eligible to receive an annual bonus up to 150% of his base salary based on our financial performance and will also be entitled to equity-based incentives as our board may determine.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2018.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Units That Have Not Vest ($)	Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Ilya Nikolayev	875,000	625,000	0.11	5/11/2027	5,000,000	(1)	135,000	-	-
Andrew Merkatz	875,000	625,000	0.11	5/11/2027	5,000,000	(1)	135,000	-	-
Brian Chan	250,000	-	0.19	5/26/2026	250,000	(2)	6,750	-	-
	291,667	208,333	0.11	5/11/2027	-		-	-	-

(1)

In February 2018, the Company granted Mr. Nikolayev and Mr. Merkatz 5,000,000 restricted stock units. Each of the RSU Grants shall vest beginning on the eighteenth month following the date of the grant, the RSU Grants shall vest ratably over the following eighteen months for a total vesting period of thirty-six months. The RSU Grants shall include a provision for acceleration upon a Corporate Transaction (as defined in the 2015 Equity Incentive Plan).

(2)

In August 2018, the Company granted Mr. Chan 250,000 restricted stock units. Each of the RSU Grants shall vest beginning on the eighteenth month following the date of the grant, the RSU Grants shall vest ratably over the following eighteen months for a total vesting period of thirty-six months. The RSU Grants shall include a provision for acceleration upon a Corporate Transaction (as defined in the 2015 Equity Incentive Plan).

Tapinator, Inc. 2015 Equity Incentive Plan

On December 14, 2015, our board of directors and shareholders adopted the Tapinator, Inc. 2015 Equity Incentive Plan, which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants, to be granted from time to time as determined by our board of directors or its designees. An aggregate of 18,000,000 shares of common stock are reserved for issuance under the Tapinator, Inc. 2015 Equity Incentive Plan. As of March 22, 2019, the number of options and restricted stock awards granted under the Tapinator, Inc. 2015 Equity Incentive Plan are 15,675,004 and 2,324,996 shares remain reserved for issuance.

Equity Compensation Plan Information

As of December 31, 2018

The following table provides certain information as of December 31, 2018, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,925,004	$0.13	-
Equity compensation plans not approved by security holders	-	-	-
Total	4,925,004	0.13	-

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2018 for services to our company.

Name	Fees Earned or Paid in Cash ($)		Equity Awards ($)		Total ($)
Robert Crates (1)	$12,500	(2)	$105,000	(3)	$117,500

Teymour Farman-Farmaian	$15,000	(2)	$105,000	(3)	$120,000

Total:	$27,500		$210,000		$237,500

(1)	Mr. Crates passed away on November 20, 2018. The equity award RSU grants were not vested and consequently lapsed upon his death.
(2)	Effective as of April 1, 2018, the annual cash payment to both Messrs. Crates and Farman-Farmaian was increased to $20,000. Messrs. Farman-Farmaian fees were accrued as of December 31, 2018.
(3)

In February 2018, the Company granted Messrs. Crates and Farman-Farmaian 250,000 restricted stock units each at a price of $0.42. Each of the RSU Grants shall vest beginning on the eighteenth month following the date of the grant, the RSU Grants shall vest ratably over the following eighteen months for a total vesting period of thirty-six months. The RSU Grants shall include a provision for acceleration upon a Corporate Transaction (as defined in the 2015 Equity Incentive Plan).

Item 12.	Security Ownership Of Certain Beneficial Owners And Management.

Common Stock

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 26, 2019:

●	by each person who is known by us to beneficially own more than 5.0% of our common stock;

●	by each of our named executive officers and directors; and

●	by all of our named executive officers and directors as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Tapinator, Inc., 110 West 40th Street, Suite 1902, New York, NY 10018.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)
5% Owners:
Khurram Samad	7,646,445		8.7%
David Unger	6,300,000	(3)	6.9%

Officers and Directors:
Ilya Nikolayev	12,637,766	(4)	14.1%
Andrew Merkatz	6,001,000	(5)	6.6%
Brian Chan	583,333	(6)	0.6%
Teymour Farman-Farmaian	666,667	(7)	0.7%

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 26, 2019, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 87,979,526 shares of common stock outstanding as of March 26, 2019.

(3)	Comprised of (i) 3,500,000 shares of common stock and (ii) warrants to purchase 2,800,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2019.

(4)	Comprised of (i) 11,637,766 shares of common stock and (ii) options to purchase 1,000,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2019.

(5)

Comprised of (i) 2,449,375 shares of common stock, (ii) 1,278,000 shares of common stock held by Lucienne Merkatz 2013 Trust for which Mr. Merkatz disclaims beneficial ownership, (iii) 1,273,625 shares of common stock held by Sebastian Merkatz 2013 Trust for which Mr. Merkatz disclaims beneficial ownership, and (iv) options to purchase 1,000,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2019.

(6)	Comprised of options to purchase 583,333 shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2019.

(7)	Comprised of (i) 200,000 shares of common stock and (ii) options to purchase 466,667 shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2019.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

Except as described in Item 5 of this Form 10K, we do not have any compensation plans in effect under which our equity securities are authorized for issuance.

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company utilizes the services of an affiliated entity of a major shareholder, Khurram Samad, for the development of certain of its mobile games. Amounts incurred by the Company for such development services, which were primarily attributed to capitalized software development costs, for the year ended December 31, 2018 and 2017 were $372,029 and $433,578, respectively. As of December 31, 2018 and 2017, the Company had balances due to related parties related primarily to the software development services of $39,580 and $100,115, respectively.

On December 28, 2018, the Company entered into a Games Revenue Share and Stock Repurchase Agreement (the “Agreement”) with TapGames, a Pakistani registered firm (“TapGames”), Khurram Samad (the “Stockholder”), Rizwan Yousuf and Tap2Play, LLC, a wholly-owned subsidiary of the Company, whereby the Company repurchased 7,646,446 shares (the “Repurchased Shares”) of the Company’s common stock, for a per share purchase price of $0.02, or an aggregate purchase price of $144,639 from the Stockholder.

Item 14.	Principal Accounting Fees And Services.

Independent Auditors’ Fees

The following is a summary of the fees billed to the company for professional services rendered for the fiscal years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit Fees	$59,500	$52,500
Audit-Related Fees	-	-
Tax Fees	4,500	4,500
All Other Fees	-
TOTAL	$64,000	$57,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Liggett & Webb, P.A. for our financial statements as of and for the year ended December 31, 2018.

PART IV

Item 15.	Financial Statements And Supplementary Data.

(a) Financial Statements.

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b) Exhibits.

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	Description
3.1**	Amended and Restated Certificate of Incorporation of Tapinator, Inc.
3.2**	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tapinator, Inc. (amendment no. 1)
3.3**	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock
3.4**	Bylaws of Tapinator, Inc.
10.1**	Tapinator, Inc. 2015 Equity Incentive Plan, as amended
10.2**	Form of Stock Option Agreement under the 2015 Equity Incentive Plan
10.3**	Form of Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan
10.4**	Game Engine and Game-Specific Development Agreement, dated June 14, 2014, by and between Tapinator, Inc. and Khurram Samad
10.5**	Executive Employment Agreement, dated May 7, 2015, by and between Tapinator, Inc. and Ilya Nikolayev
10.6**	Executive Employment Agreement, dated May 7, 2015, by and between Tapinator, Inc. and Andrew Merkatz
10.7**	Board of Directors Agreement, dated December 14, 2015, by and between Tapinator, Inc. and Teymour Farman-Farmaian
10.8**	Amendment No. 1 to Executive Employment Agreement, dated August 25, 2016, by and between Tapinator, Inc. and Ilya Nikolayev
10.9**	Amendment No. 1 to Executive Employment Agreement, dated August 25, 2016, by and between Tapinator, Inc. and Andrew Merkatz
10.10**	Amendment No. 2 to Executive Employment Agreement, dated March 31, 2017, by and between Tapinator, Inc. and Ilya Nikolayev
10.11**	Amendment No. 2 to Executive Employment Agreement, dated March 31, 2017, by and between Tapinator, Inc. and Andrew Merkatz
10.12**	Games Development and Licensing Agreement, dated April 24, 2017, by and between Tapinator, Inc., Khurram Samad, Rizwan Yousuf and GenITeam Corporation
10.13**	First Amendment to Games Development and Licensing Agreement, dated August 31, 2017, by and between Tapinator, Inc., Khurram Samad, Rizwan Yousuf and GenITeam Corporation
10.14**	Form of Subscription Agreement used in connection with January and February 2018 private placement
10.15**	Form of Common Stock Purchase Warrant used in connection with January and February 2018 private placement
10.16**	Common Stock Purchase Warrant, dated February 15, 2018, issued by Tapinator, Inc. to Westpark Capital, Inc.
10.17**	Series B Exchange Agreement, dated February 23, 2018, by and between Tapinator, Inc. and HSPL Holdings, LLC
10.18**	Amendment No. 3 to Executive Employment Agreement, dated April 1, 2018, by and between Tapinator, Inc. and Ilya Nikolayev
10.19**	Amendment No. 3 to Executive Employment Agreement, dated April 1, 2018, by and between Tapinator, Inc. and Andrew Merkatz
10.20**	Amendment No. 1 to Board of Directors Agreement, dated April 1, 2018, by and between Tapinator, Inc. and Teymour Farman-Farmaian
10.21†	Games Revenue Share and Stock Repurchase Agreement dated December 28, 2018 between Tapinator, Inc., TapGames, Khurram Samad, Rizwan Yousuf and Tap2Play, LLC.

21.1*	List of subsidiaries of the registrant
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ++	XBRL Instance Document
101.SCH ++	XBRL Taxonomy Extension Schema Document
101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Filed on April 30, 2018 in connection with the Registration on Form S-1

† Filed on December 31, 2018 as Exhibit 10.1 on Form 8-K (dated December 28, 2018)

++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(c) Financial Statement Schedules.

None.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSUER DIRECT CORPORATION

Date: March 26, 2019	By:	/s/ Ilya Nikolayev
Ilya Nikolayev
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Ilya Nikolayev	March 26, 2019	Director, Chief Executive Officer
Ilya Nikolayev		(Principal Executive Officer)

/s/ Andrew Merkatz	March 26, 2019	Director, President and Chief Financial Officer
Andrew Merkatz		(Principal Financial Officer)

/s/ Brian Chan	March 26, 2019	Vice President of Finance and Accounting
Brian Chan		(Principal Accounting Officer)

/s/ Teymour Farman-Farmaian	March 26, 2019	Director, Audit and Compensation Committee Member
Teymour Farman-Farmaian		(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tapinator, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tapinator, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company's auditor since 2013.

New York, New York

March 26, 2019

PART I. FINANCIAL INFORMATION

TAPINATOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

Assets
Current assets:
Cash	$871,312	$246,755
Accounts receivable	227,803	333,090
Prepaid expenses	215,216	177,829
Total current assets	1,314,331	757,674

Property and equipment, net	7,583	14,412
Software development costs, net	878,815	1,026,548
Investments	5,000	5,000
Security deposits	22,698	22,698
Total assets	$2,228,427	$1,826,332

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$160,484	$155,366
Due to related parties	187,932	100,115
Deferred Revenue	481,886	442,831
Accrued interest	-	86,400
Senior convertible debenture, net of debt discount	-	1,316,882
Total current liabilities	830,302	2,101,594

Long term liabilities:
Deferred Revenue	229,682	-
Total liabilities	1,059,984	2,101,594

Commitments and contingencies (see Note 12)	-	-

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 1,532,500 shares authorized with any series of designation:
Series A convertible preferred stock, $0.001 par value; 840 shares designated at December 31, 2018 and 2017; 0 and 420 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	1
Series A-1 convertible preferred stock, $0.001 par value; 1,500 shares designated at December 31, 2018 and 2017; 0 and 1,500 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	2
Series B convertible preferred stock, $0.001 par value; 1,854 and 0 shares designated at December 31, 2018 and 2017 respectively; 0 shares issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 87,979,526 and 59,459,303 shares issued and outstanding at December 31, 2018 and 2017, respectively	87,980	59,459
Additional paid-in capital	12,047,650	7,535,969
Accumulated deficit	(10,967,187)	(7,970,693)
Stockholders' equity (deficit) attributable to Tapinator, Inc.	1,168,443	(375,262)
Non-controlling interest	-	100,000
Total stockholders' equity (deficit)	1,168,443	(275,262)
Total liabilities and stockholders' equity (deficit)	$2,228,427	$1,826,332

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TAPINATOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017
Revenue	$2,872,278	$3,141,360

Operating expenses:
Cost of revenue excluding depreciation and amortization	884,202	1,033,452
Research and development	243,694	140,772
Marketing and public relations	377,917	518,099
General and administrative	3,098,353	1,383,565
Impairment of capitalized software	320,311	256,310
Amortization of software development costs	614,130	709,615
Depreciation and amortization of other assets	9,933	21,927
Total expenses	5,548,540	4,063,740

Operating loss	(2,676,262)	(922,380)

Other expenses
Amortization of debt discount	187,876	1,404,254
Interest expense, net	132,356	533,511
Loss on extinguishment of debt	-	830,001
Total other expenses	320,232	2,767,766

Loss before income taxes	(2,996,494)	(3,690,146)

Income taxes	-	-

Net loss	$(2,996,494)	$(3,690,146)

Net loss per share:

Net loss per common share - basic and diluted	$(0.03)	$(0.06)

Weighted average common shares outstanding - basic and diluted	90,976,652	58,478,481

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TAPINATOR, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Additional Paid-In-	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balances at December 31, 2016	56,959,303	$56,959	420	$1	-	$-	-	$-	$5,344,918	$(4,280,547)	$-	$1,121,331

Common shares issued for cash related to stock purchase agreement	2,500,000	2,500	-	-	-	-	-	-	347,500	-	-	350,000

Stock based compensation	-	-	-	-	-	-	-	-	173,552	-	-	173,552

Shares issued Series A-1 preferred stock related to warrant exchange	-	-	-	-	1,500	2	-	-	659,998	-	-	660,000

Debt discount related to conversion feature of convertible debentures and warrant exchange	-	-	-	-	-	-	-	-	1,010,001	-	-	1,010,001

Capital contribution from non-controlling interest	-	-	-	-	-	-	-	-	-	-	100,000	100,000

Net loss	-	-	-	-	-	-	-	-	-	(3,690,146)	-	(3,690,146)

Balances at December 31, 2017	59,459,303	$59,459	420	$1	1,500	$2	-	$-	$7,535,969	$(7,970,693)	$100,000	$(275,262)

Issuance of common stock upon exercise of warrants	1,000,000	1,000	-	-	-	-	-	-	119,000	-	-	120,000

Issuance of common stock for cash at $0.12	25,000,002	25,000	-	-	-	-	-	-	2,975,000	-	-	3,000,000

Issuance costs from common stock offering	-	-	-	-	-	-	-	-	(418,213)	-	-	(418,213)

Conversion of Series A1 Preferred Stock to Common Stock	6,000,000	6,000	-	-	(1,500)	(2)	-	-	(5,998)	-	-	-

Conversion Series A Preferred Stock, Senior Debenture and accrued interest to Series B Preferred Stock	-	-	(420)	(1)	-	-	1,854	2	492,383	-	-	492,384

Conversion Series B Preferred Stock to common stock	4,166,667	4,167	-	-	-	-	(500)	(1)	(4,166)	-	-	-

Issuance of purchased warrants for cash of $100	-	-	-	-	-	-	-	-	416,106	-	-	416,106

Stock based compensation	-	-	-	-	-	-	-	-	1,441,268	-	-	1,441,268

Non-controlling interest buyback	-	-	-	-	-	-	-	-	-	-	(100,000)	(100,000)

Repurchase of Series B Preferred Stock	-	-	-	-	-	-	(1,354)	(1)	(366,706)	-	-	(366,707)

Repurchase of shares in conjunction with license agreement	(7,646,446)	(7,646)	-	-	-	-	-	-	(136,993)	-	-	(144,639)

Net loss	-	-	-	-	-	-	-	-	-	(2,996,494)	-	(2,996,494)
Balances at December 31, 2018	87,979,526	$87,980	-	$-	-	$-	-	$-	$12,047,650	$(10,967,187)	$-	$1,168,443

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TAPINATOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net (loss)	$(2,996,494)	$(3,690,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of software development costs	614,130	709,615
Depreciation and amortization of other assets	9,933	21,927
Amortization of debt discount	187,876	1,404,254
Amortization of original issue discount	51,230	341,577
Loss on extinguishment of debt	-	830,001
Stock based compensation	1,857,274	173,552
Impairment of software development costs	320,311	256,310

Decrease (increase) in assets:
Accounts receivable	105,287	(6,483)
Prepaid expenses	(37,387)	(124,741)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	17,078	(8,846)
Deferred Revenue	268,737	357,429
Due to related parties	(56,822)	10,418
Net cash provided by operating activities	341,153	274,867

Cash flows from investing activities:
Capitalized software development costs	(806,708)	(818,094)
Purchase of property and equipment	(2,211)	(3,979)
Net cash (used in) investing activities	(808,919)	(822,073)

Cash flows from financing activities:
Net proceeds from exercise of common stock warrants	120,000	-
Net proceeds from issuance of common stock	2,581,787	350,000
Proceeds from capital contribution from non-controlling interest	-	100,000
Repurchase of Series B Preferred Stock	(366,707)	-
Senior convertible debenture principal payment	(1,142,857)	(234,000)
Repayment for Senior convertible debenture financing costs	-	(12,500)
Buyback of non-controlling interest	(100,000)	-
Net proceeds from sale of common stock warrants	100	-
Net cash provided by financing activities	1,092,323	203,500

Net change to cash and cash equivalents	624,557	(343,706)
Cash at beginning of period	246,755	590,461
Cash at end of period	$871,312	$246,755

Supplemental disclosure of cash flow information:
Cash paid for interest	$57,143	$191,517
Cash paid for taxes	$4,383	$6,550

Non-cash investing and financing activities:
Repurchase of common stock due to related parties	$144,639	$-
Conversion of Series A Preferred stock, Senior Debenture and accrued interest to Series B Preferred Stock	$492,384	$-
Series A-1 convertible preferred stock issued related to debt extinguishment	$-	$660,000
Debt discount related to conversion feature of convertible debt and warrant exchange	$-	$1,010,001

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

Note 1 — The Company

Tapinator, Inc. (“Tapinator” or the “Company”) develops and publishes mobile games and applications on the iOS, Google Play, and Amazon platforms. Tapinator's portfolio includes over 300 titles that, collectively, have achieved over 450 million mobile downloads, including products such as Video Poker Classic, Solitaire Dash and Crypto Trillionaire. Tapinator generates revenues through the sale of branded advertising and via consumer transactions, including in-app purchases and subscriptions. Founded in 2013, Tapinator is headquartered in New York, with product development teams located in North America, Europe and Asia.

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

The Company currently develops and publishes two types of mobile applications. Tapinator’s Category Leading Apps (formerly known as Full-Featured Games) are unique products with high production values and high revenue potential, developed and published selectively based on both original and licensed IP. These titles require significant development investment and have, in the opinion of our management, the potential to become well-known and long-lasting, successful mobile franchises which can become market leaders within their respective categories. These apps are monetized primarily through consumer app store transactions and, to a lesser extent, through brand advertising. These apps are published primarily under the Tapinator brand.

In late 2018, the Company developed plans to expand its Category Leading Apps strategy to include subscription-based, freemium mobile applications within the Games, Entertainment and Lifestyle categories.

Tapinator’s Rapid-Launch Games are legacy titles that were developed and published in significant quantity beginning in 2013. These are titles that were built economically and rapidly based on a series of internally developed, expandable and reusable game engines. To date, these engines have been developed within the following game genres: parking, driving, stunts, animal sims, career sims, shooters and fighting. These games are monetized primarily through the sale of branded advertisements. Historically, our Rapid-Launch Games were characterized by low development and marketing cost and predictable portfolio returns. Since our formation, we have compiled a significant library of 300+ such games and, while the Company is not currently developing new Rapid-Launch Games, we believe our existing portfolio will continue to produce a long-tail of revenues over the next several years. We do not currently use paid marketing to acquire new players for our Rapid-Launch games, but rather we achieve customer acquisition by relying extensively on app store optimization (“ASO”) and cross promotion within the sizeable network of 300+ Rapid-Launch Games that we currently operate. Tapinator’s Rapid-Launch Games are published primarily under the Company’s Tap2Play brand.

Note 2 —Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, Tapinator, LLC, Tap2Play, LLC, and Revolution Blockchain, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the year ended December 31, 2018.

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

Revensue Recognition

The Company derives revenue primarily from the three mobile platforms (iOS, Google Play and Amazon) on which it currently markets its mobile games and applications in the form of app store transactions and from various advertising networks in the form of branded advertising placements within its mobile applications.

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contrsact with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

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

We have partnered with third party advertising networks to provide rewarded video advertising to players of our games. A rewarded video advertisement enables users to acquire virtual currency, a durable virtual good, in exchange for watching a short video instead of paying cash. For rewarded video advertisements, similar to purchased durable virtual goods, revenue is initially recorded to deferred revenue and then recognized ratably over the estimated average playing period of paying players for the applicable game, which represents our best estimate of the average life of durable virtual goods,

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

On a periodic basis, we determine the estimated average playing period for paying players by genre across a sample of our games beginning at the time of a player’s first purchase in that game and ending on a date when that paying player is no longer playing the game. To determine when paying players are no longer playing a given game, we measure the populations of paying players (the “daily cohort”) from the date of their first installation of the game and track each daily cohort to understand the number of players from each daily cohort who played the game after their initial purchase. For titles where we have one or more years of paying players’ historical usage data (“Tracked Titles”), we compute a weighted average playing period for paying users using this dataset.

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

We then compute revenue-based weighted averages of the estimated playing period across all of the games in the sample, by genre, to arrive at the overall weighted average playing period of paying users for each of our major game genres, rounded to the nearest month. As of the first quarter of 2018 (our most recent determination date), the estimated weighted average life of our durable virtual goods was 16 months for our Casino / Card games, 2 months for our RPG / Arcade games and 2 months for our Rapid Launch games. The estimated weighted average life of our durable virtual goods across all of our games was 13.

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

Disaggregation of Revenue:

The following table summarizes revenue from contracts with customers for the year ended December 31, 2018 and 2017:

	Year ended
	December 31, 2018	December 31, 2017

Display Ads & Offers (point-in-time revenue)	$878,590	$1,804,268
Paid Downloadable Games (point-in-time recognition)	806,784	592,222
Durable Virtual Goods (over-time recognition):
In-Game Currency and Premium In-Game Content	910,737	744,870
Rewarded Video Ads	93,352	-
Arrangements with Multiple Performance Obligations (over-time recognition):
License Agreement Minimum Guarantee	182,815	-
Total Revenue	$2,872,278	$3,141,360

The Company reports as a single segment - mobile applications.  In the disaggregation above, the Company categorizes revenue by type, and by over-time or point-in-time recognition

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of December 31, 2018 and 2017, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

Cash Equivalents

For purposes of the Company’s financial statements, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2018 and 2017.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of December 31, 2018, the total amount exceeding such limit was $608,762.

The Company derives revenue from mobile app platforms, advertising networks and licensing which individually may contribute 10% or more of the Company’s revenues in any given year. For the Year ended December 31, 2018, revenue derived from two mobile app platforms comprised 44% and one licensee comprised 10% of such period’s total revenue. For the Year ended December 31, 2017, revenue derived from two mobile app platforms comprised 44% of such period’s total revenue and revenue derived from three advertising networks comprised 36% of such period’s total revenue.

As of December 31, 2018, the receivable balance from two mobile app platforms comprised 66% of the Company’s total accounts receivable balance and the receivable balance from one advertising network comprised 10% of the Company’s total accounts receivable balance. As of December 31, 2017, the receivable balance from two advertising networks comprised 27% of the Company’s total accounts receivable balance and the receivable balance from two mobile app platforms comprised 49% of the Company’s total accounts receivable balance.

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

Impairment of Long-lived Assets

The Company regularly reviews property, equipment, software development costs and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Based upon management’s assessment, there was no impairment of the Company’s property and equipment at December 31, 2018 and 2017. Management has deemed that certain software development costs were impaired at December 31, 2018 and 2017, and such impairment is more fully described in Note 8 below.

In general, investments in which the Company owns less than 20% of an entity’s equity interest or does not hold significant influence over the investee are accounted for under the cost method. Under the cost method, these investments are carried at the lower of cost or fair value. The Company periodically assesses its cost method investments for impairment. If determination that a decline in fair value is other than temporary, the Company will write-down the investment and charge the impairment against operations. At December 31, 2018 and 2017, the carrying value of our investments totaled $5,000 and $5,000, respectively.

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2018 and 2017, the Company did not have any derivative instruments that were designated as hedges.

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

For the year ended December 31, 2018, potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share include 10,750,000 Restricted Stock Units, 4,925,004 Common Stock Options and 34,200,002 Common Stock Warrants.

For the year ended December 31, 2017, potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share include 10,800,000 potentially convertible common shares related to the Company’s Senior Secured Convertible Debenture, 1,680,000 potentially convertible common shares related to the Company’s Series A Preferred Stock, 6,000,000 potentially convertible shares related to the Company’s Series A-1 Preferred Stock, 5,050,000 Common Stock Options and 3,500,000 Common Stock Warrants.

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

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016–10 “Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. An additional update was issued by FASB in January 2018 to ASC Topic 842. We are finalizing the adoption of the new standard effective January 1, 2019 and will be adopting the standard using the optional transition method by recognizing a cumulative-effect adjustment to the balance sheet at January 1, 2019 and not revising prior period presented amounts. The processes that are in final refinement related to our full implementation of the standard include: i) finalizing our estimates related to the applicable incremental borrowing rate at January 1, 2019 and ii) process enhancements for refining our financial reporting procedures to develop the additional required qualitative and quantitative disclosures required beginning in 2019. We have elected the following practical expedients: i) we have not reassessed whether any expired or existing contracts are or contain leases, ii) we have not reassessed lease classification for any expired or existing leases, iii) we have not reassessed initial direct costs for any existing leases, and iv) it has not separated lease and nonlease components.

The standard will not have a material impact on our consolidated balance sheets or on our consolidated statements of operations. The most significant impact will be the Right-Of-Use (“ROU”) assets and lease liabilities for real estate operating leases.

Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for its operating lease of approximately $170,000 on the present value of the remaining minimum rental payments under current leasing standards for the existing operating lease.

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

	Year ended
	December 31,
	2018	2017
Net loss	$(2,996,494)	$(3,690,146)
Shares used to compute net loss per share:
Weighted average common shares outstanding	90,976,652	58,478,481
Weighted average common shares subject to restrictions	—	—
Weighted average shares used to compute basic and diluted net loss per share	90,976,652	58,478,481
Net loss per share - basic and diluted	$(0.03)	$(0.06)

The following warrants to purchase common stock, options to purchase common stock, restricted stock units (“RSUs”) and preferred stock have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year ended
	December 31,
	2018	2017
Warrants to purchase common stock	34,200,002	3,500,000
Potentially convertible common stock underlying senior debenture	—	10,800,000
Options to purchase common stock	4,925,004	5,050,000
RSUs	10,750,000	—
Series A Preferred stock	—	1,680,000
Series A-1 Preferred stock	—	6,000,000
	49,875,006	27,030,000

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

As of December 31, 2018 and 2017, the Company did not identify any assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 825, Financial Instruments.

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

Note 5 — Accounts Receivable

	December 31,	December 31,
	2018	2017
Accounts receivable	$227,803	$333,090
Less: Allowance for doubtful accounts	-	-
Accounts receivable, Net	$227,803	$333,090

The Company had no bad debts during the year ended December 31, 2018 and 2017.

Note 6 — Prepaid Expenses

Prepaid expense consisted of the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Deferred platform commission fees	$178,692	$146,708
Deferred royalties	1,157	3,704
Prepaid Professional fees	-	15,000
Other	35,367	12,417
Total Prepaid Expenses	$215,216	$177,829

Note 7 — Property and Equipment

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Leasehold improvements	$2,435	$2,435
Furniture and fixtures	10,337	10,337
Computer equipment	26,496	24,285
Property and equipment cost	39,268	37,057
Less: accumulated depreciation	(31,685)	(22,645)
Property and equipment, net	$7,583	$14,412

During the year ended December 31, 2018 and 2017, depreciation expense was $9,040 and $9,995, respectively.

Note 8 — Capitalized Software Development

Capitalized software development costs at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Software development cost	$4,066,427	$3,259,719
Less: accumulated amortization	(2,610,991)	(1,976,861)
Less: Impairment of software development cost	(576,621)	(256,310)
Software development cost, net	$878,815	$1,026,548

During the year ended December 31, 2018 and 2017, amortization expense related to capitalized software was $614,130 and $709,615, respectively. Management deemed that the net software development cost carrying amount related to certain of our released and unreleased mobile games was likely not recoverable, thus we took an impairment charge of $320,311 and $256,310 as of December 31, 2018 and 2017, respectively.

Note 9 - Investments

In January 2015, the Company made a $5,000 passive investment into Peer5, a Tel Aviv, Israel based internet infrastructure company focused on improving the scalability and efficiency of mobile and internet content delivery.

Note 10 - Related Party Transactions

The Company utilizes the services of an affiliated entity of a major shareholder for the development of its Rapid-Launch Games. Amounts incurred by the Company for such development services, which were primarily attributed to capitalized software development costs, for the year ended December 31, 2018 and 2017 were $372,029 and $433,578, respectively. As of December 31, 2018 and 2017, the Company had balances due to related parties related primarily due to the software development services of $43,293 and $100,115, respectively.

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

Stock repurchase agreement

On December 28, 2018, the Company entered into a Games Revenue Share and Stock Repurchase Agreement (the “Agreement”) with TapGames, a Pakistani registered firm (“TapGames”), Khurram Samad (the “Stockholder”), Rizwan Yousuf and Tap2Play, LLC, a wholly-owned subsidiary of the Company, whereby the Company repurchased 7,646,446 shares (the “Repurchased Shares”) of the Company’s common stock, for a per share purchase price of $0.02, or an aggregate purchase price of $144,639 from the Stockholder.

In consideration for the Repurchased Shares, the Company agreed to share all revenue net of any and all third-party platform fees generated from the Company’s Rapid Launch Games identified in the Agreement (the “Subject Games”) with TapGames, an entity in which the Stockholder has an equity interest. Pursuant to the terms of the Agreement and effective as of January 1, 2019, 60% of all such revenue will be paid to TapGames with the Company retaining the remaining 40%. The Company and its Tap2Play subsidiary will retain all intellectual property rights and title to the Subject Games but will not be responsible for any updates or maintenance with respect to the Subject Games, including any advertising or marketing expenses. The Company has recorded an amount due to related parties in the amount of $144,639 at December 31, 2018 whereby the Repurchased Shares are paid from net revenue share proceeds.

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

On February 23, 2018, the Company entered into a Series B Exchange Agreement (the “Series B Exchange Agreement”) with HSPL to amend the terms of the 2017 Amended Agreement. On February 23, 2018, the Company paid to HSPL $1,200,000 in cash for a net reduction of the principal amount of the Amended 2016 Debenture of $1,142,857 after giving effect to a 5% prepayment penalty which resulted in a remaining principal balance of $1,017,143 plus all accrued but unpaid interest under the 2016 Debenture (the “Remaining 2016 Debenture Balance”). Pursuant to the Series B Exchange Agreement, the Remaining 2016 Debenture Balance and the Series A Preferred Stock were exchanged in their entirety (and thus cancelled) for issuance of 1,854 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) as further described by the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock which may be initially exercised for up to 15,450,000 shares of Company’s common stock, subject to adjustment. As a result of the Series B Exchange Agreement, the Company eliminated all of its outstanding debt. Each share of the Series B Preferred Stock has a conversion price of $0.12 and a stated value of $1,000. Subject to certain exceptions, in the event the Company issues shares of its common stock at a price below $0.082, the conversion price of the Series B Preferred Stock will be reduced to the price of such issuance. HSPL and any subsequent holders of the Series B Preferred Stock are prohibited from converting the Series B Preferred Stock into more than 9.99% of the Company’s then outstanding number of shares of common stock after giving effect to such conversion.  The shares of Series B Preferred Stock were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act. The shares of common stock underlying the Series B Preferred Stock are subject to being issued without restrictive legend pursuant to Section 3(a)(9) of the Securities Act, subject to various conditions and limitations.

On May 2, 2018, HSPL elected to convert 500 shares of its 1,854 shares of Series B Preferred Stock into 4,166,667 shares of the Company’s common stock. The 4,166,667 shares of common stock converted under the Series B Preferred Stock were issued without restrictive legend pursuant to Section 4(a)(1) of the Securities Act.

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

On September 7, 2018, the Company repurchased 1,354 shares of the Company’s Series B Preferred Stock from HSPL for a per share purchase price of $270.83, or an aggregate purchase price of $366,707. The repurchased shares represented all of the outstanding shares of the Series B Preferred Stock and, following the transaction, the Company has no Preferred Stock outstanding in any class. Pursuant to the terms of the Series B Preferred Stock, the repurchased shares were convertible into 11,283,333 shares of the Company’s common stock.   The repurchase purchase price represents a per share common stock purchase price of $0.0325, if conversion had occurred.

During the year ended December 31, 2018 and 2017, amortization of the debt discount related to the Senior Secured Convertible Debentures was $187,876 and $1,404,254, respectively. During the year ended December 31, 2018 and 2017, amortization of the original issue discount related to the Senior Secured Convertible Debentures was $51,230 and $341,577, respectively. As a result of the 2017 Amendment Agreement, the Company recorded a loss of $830,001 related to the debt original debt extinguishment for the year ended December 31, 2017.

Senior secured convertible debenture payable as of December 31, 2018 and 2017 were comprised of the following:

	December 31, 2018	December 31, 2017
Principal balance outstanding	$-	$2,160,000
Less:
Debt discount – beneficial conversion feature	-	(657,564)
Debt discount – original issue discount	-	(179,304)
Debt discount – financing costs	-	(6,250)
Principal balance outstanding, net	-	1,316,882
Less current portion	-	1,316,882
Long term portion	-	-

Note 12 — Commitments and Contingencies

Leases

In August 2016, the Company entered into a lease for office space which expires in November 2021. Future minimum lease payments under this lease are as follows:

Year ended December 31,
2019	$59,469
2020	61,253
2021	63,090
Total	183,812

For the year ended December 31, 2018 and 2017 rent expense totaled $58,000 and $56,398, respectively.

License Agreement

On August 7, 2018 (“Effective Date”), the Company entered into a License Agreement (the “Solitaire Dash License Agreement”), pursuant to which the Company granted Licensee the exclusive, worldwide right to localize, publish, distribute and operate the Company’s mobile game titled Solitaire Dash – Card Game (“Solitaire Dash”).

As consideration for the grant of rights to Licensee under the Solitaire Dash License Agreement, Licensee agreed to make upfront payments to the Company in the aggregate of $500,000 payable in installments (the “Upfront Payments”). As of December 31, 2018, the Company has received $300,000 in upfront payments. In addition, for sales of Solitaire Dash, the Solitaire Dash License Agreement provides an ongoing net revenue share formula which would allow the Company to receive certain percentages of the revenues received by the Licensee based on certain revenue targets in addition to the Upfront Payments.  As part of a separate agreement, the Company agreed to pay the third-party who introduced the Company and Licensee 6.5% of all payments received by the Company under the Solitaire Dash License Agreement. In accordance with the agreement, the Company has recognized $182,815 in revenue in the period ending December 31, 2018 and deferred revenue of $117,187 as of December 31, 2018.

The Solitaire Dash License Agreement is for a term of four years from the Effective Date and will automatically renew for subsequent one year periods unless Licensee notifies the Company of its intent to terminate within 90 days before the end of the fourth year or any subsequent renewal period. During the term on the contract, the Company is responsible to maintain and develop updates of Solitaire Dash and provide such versions to the Licensee. Either party may also unilaterally terminate the Solitaire Dash License Agreement under certain circumstances.

Minimum Developer Commitments

Future developer commitments as of December 31, 2018, were $629,727. These developer commitments reflect the Company’s estimated minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones.

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

At December 31, 2018, future unpaid developer commitments were as follows:

Future
Minimum
Developer
Year Ending December 31,	Commitments
2019	$419,818
2020	209,909
$629,727

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Note 13 — Stockholders’ Equity (Deficit)

Common and Preferred Stock

On January 23, 2018, via written consent of a majority of its stockholders, the Company increased the number of its authorized share of common stock from 150,000,000 to 250,000,000.

At December 31, 2018, the authorized capital of the Company consisted of 250,000,000 shares of common stock, par value $0.001 per share, and 1,532,500 shares of blank check preferred stock, par value $0.001 per share. The Company has designated 840 shares as Series A Convertible Preferred Stock, 1,500 shares as Series A-1 Convertible Preferred Stock, and 1,854 as Series B Convertible Preferred Stock.

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

In June, 2017, the Company entered into a Stock Purchase Agreement with an individual investor for the purchase of 2,000,000 shares of the Company's common stock for an aggregate purchase price of $200,000. In connection with the financing, the Company also issued to the investor a warrant, which has a term of three years and shall enable the investor to purchase up to an additional 2,500,000 shares of the Company's common stock at an exercise price of $.20 per share.

In June 2017, the holder of the Senior Secured Convertible Debenture and the Company agreed to exchange 10,926,829 Series A Common Stock Purchase Warrants for 1,500 shares of the Company’s Series A-1 Convertible Preferred Stock. See Note 11.

On January 22, 2018, the holder of the Company’s Series A-1 Preferred Stock elected to convert all of the 1,500 shares of such stock into 6,000,000 shares of common stock.

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

On February 23, 2018, the Company entered into a Series B Exchange Agreement with HSPL. Pursuant to the agreement the remaining 2016 debenture balance and the 420 shares of Series A Preferred Stock outstanding, held by HSPL, were exchanged in their entirety (and thus cancelled) for the issuance of 1,854 shares of Series B Convertible Preferred Stock. See Note 11.

On May 2, 2018, the holder of our Series B Convertible Preferred Stock (“Series B Stock”) elected to convert 500 of its 1,854 shares of Series B Stock into 4,166,667 shares of the Company’s common stock.  The 4,166,667 shares of common stock converted under the Series B Stock were issued without restrictive legend pursuant to Section 4(a)(1) of the Securities Act.

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

On September 7, 2018, we entered into a Stock Repurchase Agreement whereby the Company repurchased 1,354 shares of the Company’s Series B Stock for a per share purchase price of $270.83, or an aggregate purchase price of $366,707. The Repurchased Shares represent all of the outstanding shares of the Series B Stock. Pursuant to the terms of the Series B Stock, the Repurchased Shares were convertible into 11,283,333 shares of the Company’s common stock. The Repurchase Amount represents a per share purchase price of the Conversion Shares, if conversion had occurred, equal to $0.0325. Pursuant to the terms of the Series B Repurchase Agreement, the Repurchased Shares were canceled in full and of no further force or effect as of the Effective Date. After the Effective Date, there are no shares of Series B Stock outstanding and, following the transaction, the Company has no Preferred Stock outstanding in any class.

On December 28, 2018, the Company entered into a Games Revenue Share and Stock Repurchase Agreement with a related party whereby the Company repurchased 7,646,446 shares of the Company’s common stock, for a per share purchase price of $0.02, or an aggregate purchase price of $144,639 from the Stockholder (See Note 10).

Options

In December 2015, the Company approved the 2015 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance stock awards and other stock-based awards (collectively, “Stock Awards”). The initial Plan provided the Company the ability to grant Stock Awards to its employees, directors and consultants of up to 6,000,000 shares of common stock.

On January 23, 2018 via written consent of a majority of its stockholders, the Company increased the number of shares of common stock underlying its 2015 Equity Incentive Plan from 6,000,000 to 18,000,000.

A summary of stock option activity under the Company’s 2015 Equity Incentive Plan for the years ended December 31, 2018 and 2017 is as follows:

		Weighted	Weighted	Intrinsic
	Number	average	average	value
	of	exercise	life	of
	Options	price	(years)	Options
Outstanding, January 1, 2017	550,000	$0.27	9.23
Granted	4,500,000	0.11	10.00
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding, December 31, 2017	5,050,000	$0.13	9.24
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	(124,996)	0.11	8.48
Outstanding, December 31, 2018	4,925,004	$0.13	8.24	-

Exercisable, December 31, 2018	3,154,171	$0.14	7.87	-

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

Stock option expense included in stock compensation expense for the year ended December 31, 2018 and 2017 was $162,067 and $173,552, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The OTC Markets of $0.03 per share as of December 31, 2018.

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

Subject to each recipient continuing as an officer, director, or employee (as appropriate) of the Company, each of the RSU Grants shall vest as follows: beginning on the eighteenth month following the date of the grant, the RSU Grants shall vest ratably over the following eighteen months for a total vesting period of thirty-six months. The RSU Grants shall include a provision for acceleration upon a Corporate Transaction (as defined in the 2015 Equity Incentive Plan).  The RSU Grants to the officers and directors of the Company were approved by each of the non- employee members of the Board of Directors of the Company. Compensation expense will be recognized ratably over the total vesting schedule The Company will periodically adjust the cumulative compensation expense for forfeited awards. As of December 31, 2018, the Company has recorded $1,279,201 in compensation expense related to the February and August 2018 RSU grants.

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

The following table shows a summary of RSU activity for the year ended December 31, 2018:

		Weighted
	Number	average
	of	Grant Date
	Units	Fair Value
Awarded and unvested, December 31, 2017	-	$-
Granted	11,000,000	0.41
Vested	-	-
Forfeited/cancelled	(250,000)	0.42
Awarded and unvested, December 31, 2018	10,750,000	$0.41

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

Common stock warrants

In February 2017, in connection with a stock purchase agreement, the Company issued to the investor two warrants to purchase up to an additional 500,000 shares of common stock at an exercise price of $0.30 per share and $0.36 per share. Each of the warrants has a term of three years.

In June 2017, in connection with a stock purchase agreement, the Company issued to the investor a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.20 per share. The warrants have a term of three years.

In June 2017, in connection with the debt refinancing (see Note 11) the Company cancelled 10,926,829 warrants.

In January 2018, the Company agreed to reduce the exercise price of 1,000,000 warrants issued in connection with the February 2017 Stock Purchase Agreement describe above to $0.12 per share.  These warrants were subsequently exercised in January 2018 totaling $120,000.

On February 15, 2018 and in connection with the three closings and pursuant to the terms of the Offering described above, the Company issued to the placement agent Common Stock Purchase Warrants (the “Placement Agent Warrants”) to purchase up to 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15. The Placement Agent Warrants have a five-year term and have cashless exercise provisions at all times.

In connection with the three closings of the Offering described above, the Company issued Warrants to the Investors to purchase up to 25,000,002 shares of the Company’s Common Stock at a per share exercise price of $0.144. The warrant terms are 5 years expiring in January 2023 and February 2023.

On February 20, 2018 and as amended on March 1, 2018, the Company entered into an investment banking advisory agreement with Westpark Capital, Inc. with an initial term of six months. In connection with this agreement, Westpark Capital purchased a three-year common stock warrant to purchase up 1,400,000 share of the Company’s common stock at an exercise price of $.01 per share from the Company for a purchase price of $100. Stock based compensation of $416,006 was recorded during the year ended December 31, 2018. For a total fair value of $416,106.

On March 26, 2018, in conjunction with the purchased 4% interest in Revolution Blockchain, LLC, the company issued three-year common stock warrants to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $0.25 (See note 14). The fair value of the warrants of $35,385 has been eliminated in consolidation. The fair value of the warrants was determined using the Black Scholes option pricing model with the following assumptions: dividend yield: 0%, volatility: 209.65%, risk free rate: 1.90%, term: 3 years.

	Number	Weighted	Weighted	Intrinsic
	of	average	average	value
	Common Stock	exercise	life	of
	Warrants	price	(years)	Warrants
Outstanding, January 1, 2017	10,926,829	$0.30	4.47
Granted	3,500,000	0.24	3.00
Exercised	-	-	-
Canceled	(10,926,829)	0.30	2.47
Outstanding, December 31, 2017	3,500,000	0.24	2.35
Granted	31,700,002	0.14	4.89
Exercised	(1,000,000)	0.12	2.01
Canceled	-	-	-
Outstanding, December 31, 2018	34,200,002	$0.14	3.90	$23,800

Exercisable, December 31, 2018	34,200,002	$0.14	3.91	$23,800

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying warrants and the quoted closing price of the Company's common stock on the OTC Markets of $0.03 per share as of December 31, 2018.

TAPINATOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

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

Note 15— Income Taxes

A reconciliation of the U.S. Federal Statutory income tax rate to the Company’s effective income tax rate is as follows:

	2018	2017
Federal statutory income tax rate	23.9%	23.9%
State taxes, net of Federal benefit	5.5%	5.5%
Valuation allowance	(29.4%)	(29.4%)
Effective income tax rate	-%	-%

Net deferred tax assets as of December 31, 2017 and 2016 consist of the following:

	2018	2017
Net operating loss carryforwards	$2,616,900	$1,900,740
Valuation allowance	(2,616,900)	(1,900,740)
Net deferred tax asset	$-	$-

As of December 31, 2018, the Company has federal net operating loss carryforwards (“NOL’s”) of approximately $10,970,000 that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2034. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of the net operating losses prior to full utilization.

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. No tax benefit has been reported in the financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

During the years ended December 31, 2018 and 2017, the Company increased its valuation allowance by approximately $716,000 and $217,000 due to the continued likelihood that realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assumed at December 31, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $1,240,650 with a corresponding adjustment to valuation allowance of $1,240,650 as of December 2017.

As of December 31, 2018, open tax years include the period from January 1, 2014 through December 31, 2017.

The Company applies the standard relating to accounting (ASC 740-10) for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. There were no significant unrecognized tax benefits recorded as of December 31, 2018 and 2017.

Note 16 – Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2018 to the date these audited consolidated financial statements were issued and has no transactions or events requiring disclosure.