Form 10-Q
period 2019-03-31
Tapinator, Inc.
filed 2019-05-14
CIK 1647170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Shares of Tapinator, Inc. common stock, $0.001 par value per share, outstanding as of May 13, 2019: 87,979,526

TAPINATOR, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2019

  PART I. FINANCIAL INFORMATION

TAPINATOR, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018

Assets
Current assets:
Cash	$801,797	$871,312
Accounts receivable	404,445	227,803
Prepaid expenses	293,130	215,216
Total current assets	1,499,372	1,314,331

Property and equipment, net	5,793	7,583
Right-to-use asset, net	151,338	-
Software development costs, net	838,159	878,815
Investments	5,000	5,000
Security deposits	22,698	22,698
Total assets	$2,522,360	$2,228,427

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$226,507	$145,484
Due to related parties	164,351	202,932
Deferred Revenue	857,383	481,886
Lease liability – short term	50,781	-
Total current liabilities	1,299,022	830,302

Long term liabilities:
Lease liability – long term	102,416	-
Deferred Revenue	207,807	229,682
Total liabilities	1,609,245	1,059,984

Commitments and contingencies (see Note 13)	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 1,532,500 shares authorized with any series of designation:
Series A convertible preferred stock, $0.001 par value; 840 shares designated at March 31, 2019 and December 31, 2018; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Series A-1 convertible preferred stock, $0.001 par value; 1,500 shares designated at March 31, 2019 and December 31, 2018; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Series B convertible preferred stock, $0.001 par value; 1,854 shares designated at March 31, 2019 and December 31, 2018; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 87,979,526 shares issued and outstanding at March 31, 2019 and December 31, 2018	87,980	87,980
Additional paid-in capital	12,452,025	12,047,650
Accumulated deficit	(11,626,890)	(10,967,187)
Total stockholders' equity	913,115	1,168,443
Total liabilities and stockholders' equity	$2,522,360	$2,228,427

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31 March 31
	2019	2018
Revenue	$813,055	$888,688

Operating expenses:
Cost of revenue excluding depreciation and amortization	299,050	293,353
Research and development	43,543	76,426
Marketing and public relations	186,638	63,921
General and administrative	755,265	915,299
Amortization of software development costs	184,699	129,009
Depreciation and amortization of other assets	1,790	3,351
Total expenses	1,470,985	1,481,359

Operating loss	(657,930)	(592,671)

Other expenses
Amortization of debt discount	-	187,876
Interest expense, net	1,773	135,333
Total other expenses	1,773	323,209

Loss before income taxes	(659,703)	(915,880)

Income taxes	-	-

Net loss	$(659,703)	$(915,880)

Net loss per share:

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	87,979,526	78,031,758

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

Consolidated Statement of Stockholders’ Equity

Three months ended March 31, 2019

	Common Stock		Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Additional Paid-In-	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balances at December 31, 2018	87,979,526	$87,980	-	$-	-	$-	-	$-	$12,047,650	$(10,967,187)	$-	$1,168,443

Stock based compensation	-	-	-	-	-	-	-	-	404,375	-	-	404,375

Net loss	-	-	-	-	-	-	-	-	-	(659,703)	-	(659,703)
Balances at March 31, 2019 (unaudited)	87,979,526	$87,980	-	$-	-	$-	-	$-	$12,452,025	$(11,626,890)	$-	$913,115

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

Three months ended March 31, 2018

	Common Stock		Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Additional Paid-In-	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balances at December 31, 2017	59,459,303	$59,459	420	$1	1,500	$2	-	$-	$7,535,969	$(7,970,693)	$100,000	$(275,262)
Issuance of common stock upon exercise of warrants	1,000,000	1,000	-	-	-	-	-	-	119,000	-	-	120,000
Issuance of common stock for cash at $0.12	25,000,002	25,000	-	-	-	-	-	-	2,975,000	-	-	3,000,000
Issuance costs from common stock offering	-	-	-	-	-	-	-	-	(418,213)	-	-	(418,213)
Conversion of Series A1 Preferred Stock to Common Stock	6,000,000	6,000	-	-	(1,500)	(2)	-	-	(5,998)	-	-	-
Conversion Series A Preferred Stock, Senior Debenture and accrued interest to Series B Preferred Stock	-	-	(420)	(1)	-	-	1,854	2	492,383	-	-	492,384
Issuance of purchased warrants for cash of $100	-	-	-	-	-	-	-	-	416,106	-	-	416,106
Stock based compensation	-	-	-	-	-	-	-	-	204,412	-	-	204,412
Non-controlling interest buyback	-	-	-	-	-	-	-	-	-	-	(100,000)	(100,000)
Net loss	-	-	-	-	-	-	-	-	-	(915,880)	-	(915,880)
Balances at March 31, 2018 (unaudited)	91,459,305	$91,459	-	$-	-	$-	1,854	$2	$11,318,659	$(8,886,573)	$-	$2,523,547

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2019	2018
Cash flows from operating activities:
Net loss	$(659,703)	$(915,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of software development costs	184,699	129,009
Depreciation and amortization of other assets	1,790	3,351
Amortization of debt discount	-	187,876
Amortization of original issue discount	-	51,230
Amortization of right to use assets	13,758	-
Stock based compensation	404,375	620,418
Decrease (increase) in assets:
Accounts receivable	(176,642)	61,633
Prepaid expenses	(77,914)	(15,633)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	81,023	(8,962)
Deferred Revenue	353,622	(5,611)
Lease liability	(11,899)	-
Due to related parties	(38,581)	(17,040)
Net cash provided by operating activities	74,528	90,391

Cash flows from investing activities:
Capitalized software development costs	(144,043)	(200,387)
Net cash (used in) investing activities	(144,043)	(200,387)

Cash flows from financing activities:
Net proceeds from exercise of common stock warrants	-	120,000
Net proceeds from issuance of common stock	-	2,581,787
Senior convertible debenture principal payment	-	(1,142,857)
Buyback of non-controlling interest	-	(100,000)
Net proceeds from sale of common stock warrants	-	100
Net cash provided by financing activities	-	1,459,030

Net change to cash and cash equivalents	(69,515)	1,349,034
Cash at beginning of period	871,312	246,755
Cash at end of period	$801,797	$1,595,789

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$57,143
Cash paid for taxes	$-	$750

Non-cash investing and financing activities:

Conversion of Series A Preferred stock, Senior Debenture and accrued interest to Series B Preferred Stock	$-	$492,384
Right-to-use asset and lease liability recorded upon the adoption of ASC 842	$165,096	$-

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company

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

Tapinator’s Rapid-Launch Games are legacy titles that were developed and published in significant quantity beginning in 2013. These are titles that were built economically and rapidly based on a series of internally developed, expandable and reusable game engines. These engines were developed within the following game genres: parking, driving, stunts, animal sims, career sims, shooters and fighting. These games are monetized primarily through the sale of branded advertisements. Historically, our Rapid-Launch Games were characterized by low development and marketing cost and predictable portfolio returns. Since our formation, we have compiled a significant library of over 300 such games and, while the Company is not currently developing new Rapid-Launch Games, we believe our existing portfolio will continue to produce a long-tail of revenues over the next several years. However, revenues from our Rapid-Launch Games have been declining over the past two years and we expect them to continue to decline during this revenue tail period. We do not currently use paid marketing to acquire new players for our Rapid-Launch games, but rather we achieve customer acquisition by relying extensively on app store optimization (“ASO”) and cross promotion within the sizeable network of over 300 Rapid-Launch Games that we currently operate. Tapinator’s Rapid-Launch Games are published primarily under the Company’s Tap2Play brand.

Note 2 —Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, Tapinator, LLC, Tap2Play, LLC, and Revolution Blockchain, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the presentation used in the March 31, 2019, condensed consolidated financial statements.

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

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Paid Downloadable Games:

Some of our legacy Rapid-Launch Games are offered as paid downloadable games on certain mobile platforms. For an individual sale of a game with both online and offline functionality, we would typically have three distinct performance obligations; (1) the software license; (2) a right to receive future updates; and (3) online hosting. The software license performance obligation represents the game that is delivered digitally at the time of sale and typically provides access to offline core game content. The future update rights performance obligation would include updates on a when-and-if-available basis such as software patches or updates, and/or additional free content to be delivered in the future. The online hosting performance obligation consists of providing the customer with a hosted connection for online playability. For these legacy Rapid-Launch Games, since we do not provide software updates or additional content, and since we do not host any online content for these games as they are not playable online, the only performance obligation that we recognize is the software license. The sales price allocated to the software license performance obligation is recognized at a point in time upon delivery (which is usually at or near the same time as the booking of the transaction).

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

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We then compute revenue-based weighted averages of the estimated playing period across all of the games in the sample, by genre, to arrive at the overall weighted average playing period of paying users for each of our major game genres, rounded to the nearest month. As of the first quarter of 2018 (our most recent determination date), the estimated weighted average life of our durable virtual goods was 16 months for our Casino / Card games, 2 months for our Role Playing / Arcade games and 2 months for our Rapid-Launch Games. The estimated weighted average life of our durable virtual goods across all of our games was 13 months.

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

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue:

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31, 2019	March 31, 2018

Display Ads & Offers (point-in-time revenue)	$99,860	$290,239
Paid Downloadable Games (point-in-time recognition)	249,941	315,398
Durable Virtual Goods (over-time recognition):	-
In-Game Currency and Premium In-Game Content	355,729	257,385
Rewarded Video Ads	70,499	25,666
Subscriptions	15,149	-
Arrangements with Multiple Performance Obligations (over-time recognition):
License Agreement Minimum Guarantee	21,877	-
Total Revenue	$813,055	$888,688

The Company reports as a single segment - mobile applications.  In the disaggregation above, the Company categorizes revenue by type, and by over-time or point-in-time recognition

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of March 31, 2019 and December 31, 2018, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

Cash Equivalents

For purposes of the Company’s financial statements, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2019 and December 31, 2018.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of March 31, 2019, the total amount exceeding such limit was $551,797.

The Company derives revenue from mobile app platforms, advertising networks and licensing which individually may contribute 10% or more of the Company’s revenues in any given year. For the three months ended March 31, 2019, revenue derived from two mobile app platforms comprised 52% of total revenue. For the three months ended March 31, 2018, revenue derived from two mobile app platforms comprised 59% of such period’s total revenue.

As of March 31, 2019, the receivable balance from two mobile app platforms comprised 71% of the Company’s total accounts receivable balance. As of December 31, 2018, the receivable balance from two mobile app platforms comprised 66% of the Company’s total accounts receivable balance and the receivable balance from one advertising network comprised 10% of the Company’s total accounts receivable balance.

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

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Impairment of Long-lived Assets

The Company regularly reviews property, equipment, software development costs and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Based upon management’s assessment, there was no impairment of the Company’s property and equipment at March 31, 2019 and December 31, 2018. Management has deemed that certain software development costs were impaired at December 31, 2018 and such impairments are more fully described in Note 9. There was no impairment of software development costs during the three months ended March 31, 2019.

In general, investments in which the Company owns less than 20% of an entity’s equity interest or does not hold significant influence over the investee are accounted for under the cost method. Under the cost method, these investments are carried at the lower of cost or fair value. The Company periodically assesses its cost method investments for impairment. If determination that a decline in fair value is other than temporary, the Company will write-down the investment and charge the impairment against operations. At March 31, 2019 and December 31, 2018, the carrying value of our investments totaled $5,000 respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

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

Basic and Diluted Net (Loss) per Share Calculations

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for periods in which the Company incurs losses, as their effect is anti-dilutive.

For the three months ended March 31, 2019 and 2018, potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share amounted to 49,875,006 and 65,450,002, respectively, consisting of Restricted Stock Units, Common Stock Options and Common Stock Warrants.

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

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. An additional update was issued by FASB in January 2018 to ASC Topic 842. We adopted the standard using the optional transition method by recognizing a cumulative-effect adjustment to the balance sheet at January 1, 2019 and not revising prior period presented amounts. The processes that are in final refinement related to our full implementation of the standard include: i) finalizing our estimates related to the applicable incremental borrowing rate at January 1, 2019 and ii) process enhancements for refining our financial reporting procedures to develop the additional required qualitative and quantitative disclosures required beginning in 2019. We have elected the following practical expedients: i) we have not reassessed whether any expired or existing contracts are or contain leases, ii) we have not reassessed lease classification for any expired or existing leases, iii) we have not reassessed initial direct costs for any existing leases, and iv) it has not separated lease and non-lease components.

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

	Three months ended
	March 31,
	2019	2018
Net loss	$(659,703)	$(915,880)
Shares used to compute net loss per share:
Weighted average common shares outstanding	87,979,526	78,031,758
Weighted average common shares subject to restrictions	—	—
Weighted average shares used to compute basic and diluted net loss per share	87,979,526	78,031,758
Net loss per share - basic and diluted	$(0.01)	$(0.01)

The following warrants to purchase common stock, options to purchase common stock, restricted stock units (“RSUs”) and preferred stock have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended
	March 31,
	2019	2018
Warrants to purchase common stock	34,200,002	34,200,002
Options to purchase common stock	4,925,004	5,050,000
RSUs	10,750,000	10,750,000
Series B Preferred stock	—	15,450,000
	49,875,006	65,450,002

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

As of March 31, 2019 and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 825, Financial Instruments.

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Accounts Receivable

Accounts receivable consisted of the following as of March 31, 2019 and December 31, 2018:

	March	December 31,
	2019	2018
Accounts receivable	$404,445	$227,803
Less: Allowance for doubtful accounts	-	-
Accounts receivable, Net	$404,445	$227,803

The Company had no bad debts during the three months ended March 31, 2019 and 2018.

Note 6 — Prepaid Expenses

Prepaid expense consisted of the following as of March 31, 2019 and December 31, 2018:

	March	December 31
	2019	2018
Deferred platform commission fees	$231,050	$178,692
Deferred royalties	1,994	1,157
Other	60,086	35,367
Total Prepaid Expenses	$293,130	$215,216

Note 7 — Property and Equipment

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018.

	March 2019	December 31, 2018
Leasehold improvements	$2,435	$2,435
Furniture and fixtures	10,337	10,337
Computer equipment	26,496	26,496
Property and equipment cost	39,268	39,268
Less: accumulated depreciation	(33,475)	(31,685)
Property and equipment, net	$5,793	$7,583

During the three months ended March 31, 2019 and March 31, 2018, depreciation expense was $1,790 and $2,458, respectively.

Note 8 — Right to use assets and lease liability

In August, 2016, the Company entered into a lease agreement, whereby the Company agreed to extend the lease for office space in New York, NY, commencing September 1, 2016 and expiring on December 31, 2021 at an initial rate of $4,625 per month with escalating payments.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. In determining the length of the lease term to its long term lease, the Company determined not to consider an embedded 3 year option primarily due to i) the renewal rate is at future market rate to be determined and ii) Company does not have significant leasehold improvements that would restrict its ability to consider relocation. At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 7% and determined the initial present value, at inception, of $165,096. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets of $165,096, lease liability of $165,096 and eliminated deferred rent of $3,377.

Right to use assets is summarized below:

March 31, 2019
Office lease	$165,096
Less accumulated amortization	(13,758)
Right to use assets, net	$151,338

During the three months ended March 31, 2019, the Company recorded $13,758 as lease expense to current period operations.

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lease liability is summarized below:

March 31, 2019
Office lease	$153,197
Less: short term portion	(50,781)
Long term portion	$102,416

Maturity analysis under the lease agreement is as follows:

Nine months ended December 31, 2019	$44,749
Year ended December 31, 2020	61,253
Year ended December 31, 2021	63,090
Total	169,092
Less: Present value discount	(15,895)
Lease liability	$153,197

Lease expense for the three months ended March 31, 2019 was comprised of the following:

Operating lease expense	$13,758
Short-term lease expense	-
Variable lease expense	-
$13,758

Note 9 — Capitalized Software Development

Capitalized software development costs at March 31, 2019 and December 31, 2018 were as follows:

	March 2019	December 31, 2018
Software development cost	$4,210,470	$4,066,427
Less: accumulated amortization	(2,795,690)	(2,610,991)
Less: Impairment of software development cost	(576,621)	(576,621)
Software development cost, net	$838,159	$878,815

During the three months ended March 31, 2019 and March 31, 2018, amortization expense related to capitalized software was $184,699 and $129,009, respectively. At December 31, 2018, management deemed that the net software development cost carrying amount related to certain of our released and unreleased mobile games was likely not recoverable, thus the Company took an impairment charge of $320,311 as of December 31, 2018.

Note 10 - Investments

In January 2015, the Company made a $5,000 passive investment into Peer5, a Tel Aviv, Israel based internet infrastructure company focused on improving the scalability and efficiency of mobile and internet content delivery.

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Related Party Transactions

License Agreement and Stock Repurchase Agreement

On December 28, 2018, the Company entered into a Games Revenue Share and Stock Repurchase Agreement (the “Agreement”) with TapGames, a Pakistani registered firm (“TapGames”), Khurram Samad, a major shareholder, (the “Stockholder”), Rizwan Yousuf and Tap2Play, LLC, a wholly-owned subsidiary of the Company, whereby the Company repurchased 7,646,446 shares (the “Repurchased Shares”) of the Company’s common stock, for a per share purchase price of $0.02, or an aggregate purchase price of $144,639 from the Stockholder.

In consideration for the Repurchased Shares, the Company agreed to share all revenue, net of any and all third-party platform fees, generated from the Company’s Rapid-Launch Games identified in the Agreement (the “Subject Games”) with TapGames, an entity in which the Stockholder has an equity interest. Pursuant to the terms of the Agreement and effective as of January 1, 2019, 60% of all such revenue will be paid to TapGames with the Company retaining the remaining 40%. The Company and its Tap2Play subsidiary will retain all intellectual property rights and title to the Subject Games but will not be responsible for any updates or maintenance with respect to the Subject Games, including any advertising or marketing expenses. The Company has recorded an amount due to related parties in the amount of $144,639 at December 31, 2018 whereby the Repurchased Shares are paid from net revenue share proceeds. The Company’s remaining balance due on the share repurchase was $112,821 and $144,639 as of March 31, 2019 and December 31, 2018, respectively.

Game Development

As of March 31, 2019 and December 31, 2018, the Company had balances due to related parties, related to the software development services, of $31,530 and $187,932, respectively.

Director Fees

As of March 31, 2019 and December 31, 2018, the Company had balances due to related parties, related to quarterly director fees, of $20,000 and $15,000, respectively.

Note 12 — Senior Secured Convertible Debenture

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

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three months ended March 31, 2018, amortization of the debt discount related to the Senior Secured Convertible Debentures was $187,876 and amortization of the original issue discount related to the Senior Secured Convertible Debentures was $51,230.

Note 13 — Commitments and Contingencies

License Agreement

On August 7, 2018 (the “Effective Date”), the Company entered into a License Agreement (the “SD License Agreement”), pursuant to which the Company granted Licensee the exclusive, worldwide right to localize, publish, distribute and operate the Company’s mobile game titled Solitaire Dash – Card Game (“Solitaire Dash”).

As consideration for the grant of rights to Licensee under the SD License Agreement, Licensee agreed to make upfront payments to the Company in the aggregate of $500,000 payable in installments (the “Upfront Payments”). The Company received $200,000 in the three months ended March 31, 2019 and $300,000 in upfront payments in September 2018. In addition, for sales of Solitaire Dash, the SD License Agreement provides an ongoing net revenue share formula which would allow the Company to receive certain percentages of the revenues received by the Licensee based on certain revenue targets in addition to the Upfront Payments.  As part of a separate agreement, the Company agreed to pay the third-party who introduced the Company and Licensee 6.5% of all payments received by the Company under the SD License Agreement. In connection with the SD License Agreement, the Company has recognized cumulative revenue of $204,689 as of March 31, 2019. The remaining balance of deferred revenue, in connection with the SD License Agreement, as of March 31, 2019 and December 31, 2018 amounts to $295,311 and $317,187, respectively.

The SD License Agreement provides for a term of four years from the Effective Date and will automatically renew for subsequent one year periods unless Licensee notifies the Company of its intent to terminate within 90 days before the end of the fourth year or any subsequent renewal period. During the term on the contract, the Company is responsible to maintain and develop updates of Solitaire Dash and provide such versions to the Licensee. Either party may also unilaterally terminate the SD License Agreement under certain circumstances.

Minimum Developer Commitments

Future developer commitments as of March 31, 2019, were $524,772. These developer commitments reflect the Company’s estimated minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones.

At March 31, 2019, future unpaid developer commitments were as follows:

Future
Minimum
Developer
Year Ending December 31,	Commitments
2019	$314,863
2020	209,909
$524,772

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 — Stockholders’ Equity (Deficit)

Common and Preferred Stock

At March 31, 2019 and December 31, 2018, the authorized capital of the Company consisted of 250,000,000 shares of common stock, par value $0.001 per share, and 1,532,500 shares of blank check preferred stock, par value $0.001 per share. The Company has designated 840 shares as Series A Convertible Preferred Stock, 1,500 shares as Series A-1 Convertible Preferred Stock, and 1,854 as Series B Convertible Preferred Stock. On January 23, 2018, via written consent of a majority of its stockholders, the Company increased the number of its authorized share of common stock from 150,000,000 to 250,000,000

In February, 2017, the Company entered into a Stock Purchase Agreement with an individual investor for the purchase of 500,000 shares of the Company's common stock for an aggregate purchase price of $150,000, or $0.30 per share. In connection with the financing, the Company also issued to the investor two warrants. Each warrant has a term of three years and each warrant shall enable the investor to purchase up to an additional 500,000 shares of the Company's common stock at an exercise price of $.30 per share and $.36 per share, respectively. On January 18, 2018, the Company reduced the price per share of the two warrants from $0.36 and $0.30 to $0.12.  Upon the reduction of the exercise price, the shareholder elected to exercise both warrants for an aggregate cash payment of $120,000 for 1,000,000 shares of common stock.

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

On February 23, 2018, the Company entered into a Series B Exchange Agreement with HSPL. Pursuant to the agreement the remaining 2016 debenture balance and the 420 shares of Series A Preferred Stock outstanding, held by HSPL, were exchanged in their entirety (and thus cancelled) for the issuance of 1,854 shares of Series B Convertible Preferred Stock. See Note 12.

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

On December 28, 2018, the Company entered into a Games Revenue Share and Stock Repurchase Agreement with a related party whereby the Company repurchased 7,646,446 shares of the Company’s common stock, for a per share purchase price of $0.02, or an aggregate purchase price of $144,639 from the Stockholder (See Note 11).

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

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Company’s 2015 Equity Incentive Plan for the year ended December 31, 2018 and the three months ended March 31, 2019 is as follows:

		Weighted	Weighted	Intrinsic
	Number	average	average	value
	of	exercise	life	of
	Options	price	(years)	Options
Outstanding, January 1, 2018	5,050,000	$0.13	9.24	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Cancelled	(124,996)	$0.11	8.48	-
Outstanding, December 31, 2018	4,925,004	$0.13	8.24	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding, March 31, 2019	4,925,004	$0.13	7.99	-

Exercisable, March 31, 2019	3,508,337	$0.13	7.61	-

Stock option expense included in stock compensation expense for the three months ended March 31, 2019 and 2018 was $35,415 and $47,640, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The OTC Markets of $0.03 per share as of March 31, 2019.

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

Subject to each recipient continuing as an officer, director, or employee (as appropriate) of the Company, each of the RSU Grants shall vest as follows: beginning on the eighteenth month following the date of the grant, the RSU Grants shall vest ratably over the following eighteen months for a total vesting period of thirty-six months. The RSU Grants shall include a provision for acceleration upon a Corporate Transaction (as defined in the 2015 Equity Incentive Plan).  The RSU Grants to the officers and directors of the Company were approved by each of the non-employee members of the Board of Directors of the Company. Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $368,960 and $156,771 has been recorded for the three months ended March 31, 2019 and 2018, respectively.

The following table shows a summary of RSU activity for the year ended December 31, 2018 and the three months ended March 31, 2019:

		Weighted
	Number	average
	of	Grant Date
	Units	Fair Value
Awarded and unvested, January 1, 2018	-	$-
Granted	11,000,000	0.41
Vested	-	-
Forfeited/cancelled	(250,000)	0.42
Awarded and unvested, December 31, 2018	10,750,000	$0.41
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Awarded and unvested, March 31, 2019	10,750,000	$0.41

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

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common stock warrants

In February 2017, in connection with a stock purchase agreement, the Company issued to the investor two warrants to purchase up to an additional 500,000 shares of common stock at an exercise price of $0.30 per share and $0.36 per share. Each of the warrants has a term of three years. In January 2018, the Company agreed to reduce the exercise price of the 1,000,000 warrants to $0.12 per share. These warrants were subsequently exercised in January 2018 totaling $120,000.

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

On February 20, 2018 and as amended on March 1, 2018, the Company entered into an investment banking advisory agreement with Westpark Capital, Inc. with an initial term of six months. In connection with this agreement, Westpark Capital purchased a three-year common stock warrant to purchase up 1,400,000 share of the Company’s common stock at an exercise price of $.01 per share from the Company for a purchase price of $100. Stock based compensation of $416,006 was recorded during the three months ended March 31, 2018. For a total fair value of $416,106.

On March 26, 2018, in conjunction with the purchased 4% interest in Revolution Blockchain, LLC, the company issued three-year common stock warrants to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $0.25 (See note 15). The fair value of the warrants of $35,385 has been eliminated in consolidation. The fair value of the warrants was determined using the Black Scholes option pricing model with the following assumptions: dividend yield: 0%, volatility: 209.65%, risk free rate: 1.90%, term: 3 years.

	Number	Weighted	Weighted	Intrinsic
	of	average	average	value
	Common Stock	exercise	life	of
	Warrants	price	(years)	Warrants
Outstanding, January 1, 2018	3,500,000	$0.24	2.35	-
Granted	31,700,002	$0.14	4.89	-
Exercised	(1,000,000)	$0.12	2.01	-
Canceled	-	-	-	-
Outstanding, December 31, 2018	34,200,002	$0.14	3.90	$23,800
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding, March 31, 2019	34,200,002	$0.14	3.66	$35,000

Exercisable, March 31, 2019	34,200,002	$0.14	3.66	$35,000

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying warrants and the quoted closing price of the Company's common stock on the OTC Markets of $0.03 per share as of March 29, 2019.

Note 15 – Non-Controlling Interest

On December 29, 2017, the Company, jointly with an individual investor, organized Revolution Blockchain, LLC (“RB”), a Colorado limited liability company, for the purpose of developing, marketing and monetizing games and applications that, other than for payment purposes, write to or read from a blockchain, with ownership interests of 96% and 4% for the Company and the individual investor, respectively.

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

 Note 16 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2019 to the date these audited consolidated financial statements were issued and has no transactions or events requiring disclosure.

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

Overview

Executive Summary — a general description of our business and key highlights of the three months ended March 31, 2019.

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

Executive Summary

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2019 and 2018. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K filed on March 26, 2019.

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

We have an excellent track record of successfully getting our Category Leading Apps featured at launch by the major app stores, including within Apple’s “New Games We Love” category. Beyond initial product launch, we acquire customers for these products via paid acquisition channels for those applications in which we achieve player lifetime values (“LTV”) that exceed cost per mobile install (“CPI”).

Rapid-Launch Games

Tapinator’s Rapid-Launch Games are legacy titles that were developed and published in significant quantity beginning in 2013. These are titles that were built economically and rapidly based on a series of internally developed, expandable and reusable game engines. To date, these engines have been developed within the following game genres: parking, driving, stunts, animal sims, career sims, shooters and fighting. These games are monetized primarily through the sale of branded advertisements. Historically, our Rapid-Launch Games were characterized by low development and marketing cost and predictable portfolio returns. Since our formation, we have compiled a significant library of over 300 such games and, while the Company is not currently developing new Rapid-Launch Games, we believe our existing portfolio will continue to produce a long-tail of revenues over the next several years. However, revenues from our Rapid-Launch Games have been declining over the past two years and we expect them to continue to decline during this revenue tail period. We do not currently use paid marketing to acquire new players for our Rapid-Launch games, but rather we achieve customer acquisition by relying extensively on app store optimization (“ASO”) and cross promotion within the sizeable network of over 300 Rapid-Launch Games that we currently operate. Tapinator’s Rapid-Launch Games are published primarily under the Company’s Tap2Play brand.

Recent Ventures

In January 2018, we announced the creation of a new subsidiary, Revolution Blockchain, to develop and publish distributed apps and games that leverage blockchain technology. Since then, we have launched two fully functioning products, Dark Winds and BitPainting. When we initiated this effort, we were enthused by the potential long-term opportunity but recognized that the blockchain gaming market was in its infancy. To that end, we previously communicated to our shareholders that we did not expect these efforts to contribute materially to our near term revenue. We are extremely proud of the high quality of both of these products and how they were brought to market both cost-effectively and on schedule. Despite the quality of these applications, we have been extremely disappointed by the lack of consumer adoption of both products. Based on our experience with these initial launches, we now recognize that the current addressable market for blockchain games is likely too small and too early to generate significant near-term value for our shareholders. Thus, we have chosen to suspend our investment in this area.

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

Our clear goal for our Category Leading Apps is to create a small number of franchise-type titles that have product lifespans of at least five to ten years, and where we can develop these titles into sustainable market leaders within their respective categories. In order to accomplish this, we understand that we need to achieve customer LTVs that exceeds customer acquisition cost, at scale. To date, the Company has been able to achieve this, at certain customer volumes, for three products: Video Poker Classic, Crypto Trillionaire and Solitaire Dash.

Current Outlook

We continue to have conviction regarding our Category Leading Apps business and, therefore, for our business in its entirety. The strategic changes we implemented over the past 24 months, shifting from Rapid-Launch Games to Category Leading Apps now appear to have been prudent. Specifically, we believe we will return to company-wide bookings growth in 2019 while continuing to deliver strong double-digit revenue and bookings growth within our Category Leading Apps. This growth is expected to be derived from our seasoned franchises such as Video Poker Classic and Solitaire Dash, combined with recently launched titles such as Crypto Trillionaire and My Horoscope, and from our new social casino title that we expect to launch during the fourth quarter of 2019.

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

Average Bookings Per User – ABPUs. We define ABPU as our total bookings in a given period, divided by the number of days in that period, divided by, the average DAUs during the period. We believe that ABPU provides useful information to investors and others in understanding and evaluating our results in the same manner as our management and board of directors. We use ABPU as a measure of overall monetization across all of our players through the sale of virtual goods and advertising.

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

Trends in Key Operating Metrics

	Three months ended March 31,
	2019	2018
	(In thousands)
All Apps
Average DAUs	230	662
ABPU	0.05	0.01

The decrease in average DAU for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily related to the continued decline in new player installs of our Rapid-Launch Games that began in Q4 2016 and that has continued through Q1 2019.

The ABPU increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 because a larger percentage of our overall player base was derived from our better monetizing Category Leading Apps and the successful launch of Crypto Trillionaire in Q1 2019.

We expect further decreases in DAU in 2019 as our Rapid-Launch Games continue to decline and the Company continues to focus its efforts on its better monetizing, but lower volume Category Leading Apps.

	Three months ended March 31,
	2019	2018
	(In thousands)
Category Leading Apps
Average DAUs	39	28
ABPU	0.18	0.11

The increase in average DAU within our Category Leading Apps for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily related to the successful launch of Crypto Trillionaire and audience gains in Video Poker Classic in 2019.

The increase in our Category Leading Apps’ ABPU for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily related to the successful launch of Crypto Trillionaire and monetization improvements in Video Poker Classic in 2019.

	Three months ended March 31,
	2019	2018
	(In thousands)
Rapid-Launch Games
Average DAUs	190	634
ABPU	0.02	0.01

The decrease in average DAU within our Rapid-Launch Games for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily related to the continued weakening in new player installs stemming from what we believe to be saturation for these types of games that began in Q4 2016 and that has continued through Q1 2019. In addition, changes to the Google Play discovery algorithm that occurred late in Q2 2018 also contributed to the decline in our Rapid-Launch Games audience metrics.

The increase in average ABPU within our Rapid-Launch Games for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, was driven primarily by an increase in advertising prices (“CPM’s” or “Cost Per Thousand Impressions”), but offset by a small reduction in player engagement (specifically impressions per DAU) during the relative periods.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Three Months ended March 31, 2019 and 2018

Revenue

	Three months ended March 31,
	2019	2018
	(In thousands)
Revenue by Type
Consumer App Store Transactions	$621	$573
Advertising / Other	192	316
Total	$813	$889

Our revenue decreased $76 thousand, or 9%, to $813 thousand for the three months ended March 31, 2019 from $889 thousand for the three months ended March 31, 2018. The decrease in revenue was attributable primarily to a shift in our bookings mix toward the in-app purchases of durable virtual goods from within our Category Leading Apps and the resulting deferral of this revenue to future periods, combined with a decrease in advertising related bookings stemming from the continued decrease in DAUs across our Rapid-Launch Games portfolio.

	Three months ended March 31,
	2019	2018
	(In thousands)
Revenue by App Type
Category Leading Apps	$490	$277
Rapid-Launch Games	323	612
Total	$813	$889

Our Category Leading Apps revenue increased $213 thousand, or 77%, to $490 thousand for the three months ended March 31, 2019 from $277 thousand for the three months ended March 31, 2018. The increase in our Category Leading Apps revenue was attributable primarily to an increase in both consumer app store transactions and advertising related bookings resulting from strong user growth and monetization improvements in Video Poker Classic during the most recent period, and the successful launch of Crypto Trillionaire during Q1 2019.

Our Rapid-Launch Games’ revenue decreased $289 thousand, or 47%, to $323 thousand for the three months ended March 31, 2019 from $612 thousand for the three months ended March 31, 2018. The decrease in revenue was attributable to a decrease in both consumer app store transactions and advertising related bookings resulting from the continued decrease in DAUs across our Rapid-Launch Games portfolio.

Cost of Revenue

	Three months ended March 31,
	2019	2018
	(In thousands)
Platform Fees	$237	$266
Licensing + Royalties	57	24
Hosting	5	3
Total Cost of Revenue	$299	$293
Revenue	813	889
Gross Margin	63%	67%

Our cost of revenue increased $6 thousand, or 2%, to $299 thousand in the three months ended March 31, 2019 from $293 thousand in the three months ended March 31, 2018. Our gross margin decreased by 4% to 63% during the three months ended March 31, 2019 from 67% during the three months ended March 31, 2018. The increase in our cost of revenue and decrease in our gross margin was due primarily to an increase in licensing fees associated with the Q1 2019 launch of Crypto Trillionaire.

Research and Development Expenses

	Three months ended March 31,
	2019	2018
	(In thousands)
Research and development	$44	$76
Percentage of revenue	5%	8%

Our research and development expenses decreased $32 thousand, or 42%, to $44 thousand in the three months ended March 31, 2019 from $76 thousand in the three months ended March 31, 2018. The decrease in research and development costs was primarily due to a decrease in revenue share associated with our Rapid-Launch Game portfolios.

Marketing Expenses

	Three months ended March 31,
	2019	2018
	(In thousands)
Marketing and public relations	$187	$64
Percentage of revenue	23%	7%

Our marketing expenses increased $123 thousand, or 192%, to $187 thousand in the three months ended March 31, 2019 from $64 thousand in the three months ended March 31, 2018.  The increase in 2019 was primarily due to an increase in marketing expenditures for our Category Leading Apps which was partially offset by a decrease in corporate marketing.

General and Administrative Expenses

	Three months ended March 31,
	2019	2018
	(In thousands)
General and administrative	$755	$915
Percentage of revenue	93%	103%

Our general and administrative expenses decreased $160 thousand, or 18%, to $755 thousand in the three months ended March 31, 2019 from $915 thousand in the three months ended March 31, 2018. The decrease in general and administrative expenses was primarily due to the non-recurrence of a non-cash, stock-based professional fee of $431 thousand, related to certain investment banking services provided to the Company during the first quarter of 2018, which was partially offset by an increase in non-cash, stock-based compensation expenses related to certain RSU incentive grants made during the first quarter of 2018.

	Three months ended March 31,
	2019	2018
	(In thousands)
Amortization of capitalized software development	$185	$129
Percentage of revenue	23%	15%

Our amortization of capitalized software development increased $56 thousand or 43% to $185 thousand in the three months ended March 31, 2019 from $129 thousand in the three months ended March 31, 2018. The increase resulted from the commercial launch of Crypto Trillionaire and My Horoscope during Q1 2019 and the initiation of the amortization period for these software products, combined with increased amortization attributable to Video Poker Classic software development costs that were incurred and capitalized in Q1 2019.

Other (income) expenses

	Three months ended March 31,
	2019	2018
	(In thousands)
Other expenses	$2	$323
Percentage of revenue	0%	36%

Our other expenses decreased $321 thousand or 99% to $2 thousand in the three months ended March 31, 2019 from $323 thousand in the three months ended March 31, 2018.  The decrease in other expenses was attributable to a debt discount expense of $188 thousand stemming from our Senior Convertible Debenture, which was repaid in full in February 2018 and a decrease in related interest expense, net, of $133 thousand for the three months ended March 31, 2018 compared to $2 thousand for the three months ended March 31, 2019.

Liquidity and Capital Resources

General

As of March 31, 2019, the Company had cash and cash equivalents of $802 thousand, a working capital surplus of $200 thousand and a net loss of $660 thousand for the three months ended March 31, 2019. The Company does not currently anticipate that additional financing will be required within the next twelve months.

	Three months ended March 31,
	2019	2018
	(In thousands)
Cash flows provided by (used in):
Operating activities	$74	$90
Investing activities	(144)	(200)
Financing activities	-	1,459
Increase (Decrease) in cash and cash equivalents	$(70)	$1,349

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and changes in operating assets and liabilities.

In the three months ended March 31, 2019, net cash provided by operating activities was $74 thousand, which was due to a $81 thousand increase in accounts payable and accrued expenses, a $354 thousand increase in deferred revenue, a $12 thousand increase in lease liability and adjustments for non-cash items, including stock-based compensation expense of $404 thousand, amortization of software development costs of $185 thousand, and depreciation and amortization of other assets of $2 thousand. These amounts were partially offset by a $660 thousand net loss, an increase of $177 thousand of accounts receivable, a $78 thousand increase in prepaid expenses and a $39 thousand decrease in due to related parties.

In the three months ended March 31, 2018, net cash provided by operating activities was $90 thousand, which was primarily due to a $916 thousand net loss, a $16 thousand increase in prepaid expenses, a $9 thousand decrease in accounts payable and accrued expenses, a $6 thousand decrease in deferred revenues and a $17 thousand decrease in due to related parties. There amounts were offset by a $62 thousand decrease in accounts receivable and adjustments for non-cash items, including stock-based compensation expense of $620 thousand, amortization of software development costs of $129 thousand, amortization of original issue discount of $51 thousand, depreciation and amortization of other assets of $3 thousand and amortization of debt discount of $188 thousand.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2019 was $144 thousand, which was due to $144 thousand of capitalized software development costs related to the development of our mobile apps and games.

Cash used in investing activities in the three months ended March 31, 2018 was $200 thousand, which was due to capitalized software development costs related to the development of our mobile games.

Financing Activities

There were no financing activities in the three months ended March 31, 2019.

Cash provided by financing activities in the three months ended March 31, 2018 was $1.5 million, which was primarily due to $2.6 million in net proceeds received from the issuance of common stock and $120 thousand proceeds from exercised warrants, offset by a $1.14 million of a principal repayment of our Senior Secured Convertible Debenture and $100 thousand in cash used to buy back the non-controlling interest in our Revolution Blockchain subsidiary.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2019 and 2018 we did not have any “off-balance sheet arrangements,” as defined in relevant Securities and Exchange Commission regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Bookings Results

Bookings increased $84 thousand, or 10%, to $967 thousand for the three months ended March 31, 2019 from $883 thousand for the three months ended March 31, 2018. The increase in bookings was attributable primarily to the continued strengthening of our Category Leading Apps, resulting from strong user growth and monetization improvements in Video Poker Classic and the successful launch of Crypto Trillionaire during Q1 2019, which was partially offset by the continued weakening of our Rapid-Launch Games, driven primarily by DAU declines from within our Rapid-Launch Game portfolio.

	Three months ended March 31,
	2019	2018
	(In thousands)
Bookings by Game Type
Category Leading Apps	$644	$269
Rapid-Launch Games	323	614
Total	$967	$883

Our Category Leading Apps bookings increased $375 thousand, or 139%, to $644 thousand for the three months ended March 31, 2019, from $269 thousand for the three months ended March 31, 2018. The increase in our Category Leading Apps bookings was due to an increase in both consumer app store transactions and advertising related bookings resulting primarily from strong user growth and monetization improvements in Video Poker Classic, combined with the successful launch of Crypto Trillionaire during Q1 2019.

Our Rapid-Launch Games’ bookings decreased $291 thousand, or 47%, to $323 thousand for the three months ended March 31, 2019, from $614 thousand for the three months ended March 31, 2018. The decrease in these bookings was attributable primarily to a decrease in both consumer app store transactions and advertising related bookings resulting from the continued decrease in DAUs across our Rapid-Launch Games portfolio.

The following table presents a reconciliation of bookings to revenue for each of the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
	(In thousands)
Bookings	$967	$883
Change in deferred revenue	(154)	6
Revenue	$813	$889

Limitations of Bookings

●	Bookings do not reflect that we defer and recognize certain mobile game revenue over the estimated life of durable virtual goods; and

●	other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including revenue, net income (loss) and our other financial results presented in accordance with U.S. GAAP.

Adjusted EBITDA Results

Our Adjusted EBITDA decreased $226 thousand to ($67) thousand for the three months ended March 31, 2019 from $159 thousand for the three months ended March 31, 2018. The decrease in adjusted EBITDA is primarily due to decreases in interest expense, depreciation and amortization of other assets, amortization of debt discount and stock-based compensation expense during the comparative periods, which together were partially offset by a decrease in net loss, and increases in amortization of capitalized software development.

	Three months ended March 31,
	2019	2018
Reconciliation of Net Loss to Adjusted EBITDA:	(In thousands)

Net loss	$(660)	$(916)
Interest expense, net	2	135
Income taxes	-	-
Amortization of capitalized software development	185	129
Depreciation and amortization of other assets	2	3
Amortization of debt discount	-	188
Stock-based compensation expense	404	620
Adjusted EBITDA	$(67)	$159

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our “Risk Factors” beginning on page 7 of Item 1A of the Form 10K we filed with Securities and Exchange Commission on March 26, 2019 are hereby incorporated by reference into this Form 10-Q. There have been no material updates to our “Risk Factors” since the filing of the Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

TAPINATOR INC.

Date: May 14, 2019	By:	/s/ Ilya Nikolayev
Ilya Nikolayev
Chief Executive Officer

Date: May 14, 2019	By:	/s/ Andrew Merkatz
Andrew Merkatz
President and Chief Financial Officer

Date: May 14, 2019	By:	/s/ Brian Chan
Brian Chan
Vice President of Finance and Accounting