Form 10-Q
period 2019-06-30
Tapinator, Inc.
filed 2019-08-13
CIK 1647170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Shares of Tapinator, Inc. common stock, $0.001 par value per share, outstanding as of August 13, 2019: 87,979,526

TAPINATOR, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2019

  PART I. FINANCIAL INFORMATION

TAPINATOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018

Assets
Current assets:
Cash	$509,905	$871,312
Accounts receivable	331,534	227,803
Prepaid expenses	122,250	215,216
Total current assets	963,689	1,314,331

Property and equipment, net	4,477	7,583
Right-to-use asset, net	143,011	-
Software development costs, net	812,562	878,815
Investments	5,000	5,000
Security deposits	22,698	22,698
Total assets	$1,951,437	$2,228,427

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$183,519	$145,484
Due to related parties	69,237	202,932
Deferred Revenue	319,363	481,886
Lease liability – short term	52,119	-
Total current liabilities	624,238	830,302

Long term liabilities:
Lease liability – long term	88,969	-
Deferred Revenue	185,931	229,682
Total liabilities	899,138	1,059,984

Commitments and contingencies (see Note 13)	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 1,532,500 shares authorized with any series of designation:
Series A convertible preferred stock, $0.001 par value; 0 shares and 840 shares designated at June 30, 2019 and December 31, 2018; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Series A-1 convertible preferred stock, $0.001 par value; 0 shares and 1,500 shares designated at June 30, 2019 and December 31, 2018; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Series B convertible preferred stock, $0.001 par value; 0 shares and 1,854 shares designated at June 30, 2019 and December 31, 2018; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 87,979,526 shares issued and outstanding at June 30, 2019 and December 31, 2018	87,980	87,980
Additional paid-in capital	12,856,400	12,047,650
Accumulated deficit	(11,892,081)	(10,967,187)
Total stockholders' equity	1,052,299	1,168,443
Total liabilities and stockholders' equity	$1,951,437	$2,228,427

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$1,345,595	$733,673	$2,158,650	$1,622,361

Operating expenses:
Cost of revenue excluding depreciation and amortization	429,517	250,412	728,567	543,765
Research and development	35,972	78,805	79,515	155,231
Marketing and public relations	234,585	109,814	421,223	173,735
General and administrative	756,658	704,215	1,511,923	1,619,514
Amortization of software development costs	156,303	142,014	341,002	271,023
Depreciation and amortization of other assets	1,316	2,397	3,106	5,748
Total expenses	1,614,351	1,287,657	3,085,336	2,769,016

Operating loss	(268,756)	(553,984)	(926,686)	(1,146,655)

Other (income) expenses
Amortization of debt discount	-	-	-	187,876
Interest (income) expense, net	(3,565)	(732)	(1,792)	134,601
Total other (income) expenses	(3,565)	(732)	(1,792)	322,477

Loss before income taxes	(265,191)	(553,252)	(924,894)	(1,469,132)

Income taxes	-	3,800	-	3,800

Net loss	$(265,191)	$(557,052)	$(924,894)	$(1,472,932)

Net loss per share:

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	87,979,526	94,190,787	87,979,526	86,377,007

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Three and Six months ended June 30, 2019

	Common Stock		Series A		Series A-1		Series B		Additional		Non-
			Preferred Stock		Preferred Stock		Preferred Stock		Paid-In-	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances at December 31, 2018	87,979,526	$87,980	-	$-	-	$-	-	$-	$12,047,650	$(10,967,187)	$-	$1,168,443

Stock based compensation	-	-	-	-	-	-	-	-	404,375	-	-	404,375

Net loss	-	-	-	-	-	-	-	-	-	(659,703)	-	(659,703)
Balances at March 31, 2019 (unaudited)	87,979,526	87,980	-	-	-	-	-	-	12,452,025	(11,626,890)	-	913,115

Stock based compensation	-	-	-	-	-	-	-	-	404,375	-	-	404,375

Net loss	-	-	-	-	-	-	-	-	-	(265,191)	-	(265,191)
Balances at June 30, 2019 (unaudited)	87,979,526	$87,980	-	$-	-	$-	-	$-	$12,856,400	$(11,892,081)	$-	$1,052,299

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Three and Six months ended June 30, 2018

	Common Stock		Series A		Series A-1		Series B		Additional		Non-
			Preferred Stock		Preferred Stock		Preferred Stock		Paid-In-	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances at December 31, 2017	59,459,303	$59,459	420	$1	1,500	$2	-	$-	$7,535,969	$(7,970,693)	$100,000	$(275,262)

Issuance of common stock upon exercise of warrants	1,000,000	1,000	-	-	-	-	-	-	119,000	-	-	120,000

Issuance of common stock for cash at $0.12	25,000,002	25,000	-	-	-	-	-	-	2,975,000	-	-	3,000,000

Issuance costs from common stock offering	-	-	-	-	-	-	-	-	(418,213)	-	-	(418,213)

Conversion of Series A1 Preferred Stock to Common Stock	6,000,000	6,000	-	-	(1,500)	(2)	-	-	(5,998)	-	-	-

Conversion Series A Preferred Stock, Senior Debenture and accrued interest to Series B Preferred Stock	-	-	(420)	(1)	-	-	1,854	2	492,383	-	-	492,384

Issuance of purchased warrants for cash of $100	-	-	-	-	-	-	-	-	416,106	-	-	416,106

Non-controlling interest buyback	-	-	-	-	-	-	-	-	-	-	(100,000)	(100,000)

Stock based compensation	-	-	-	-	-	-	-	-	204,412	-	-	204,412

Net loss	-	-	-	-	-	-	-	-	-	(915,880)	-	(915,880)
Balances at March 31, 2018 (unaudited)	91,459,305	91,459	-	-	-	-	1,854	2	11,318,659	(8,886,573)	-	2,523,547

Conversion of Series B Preferred Stock to Common Stock	4,166,667	4,167	-	-	-	-	(500)	(1)	(4,166)	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-	419,764	-	-	419,764

Net loss	-	-	-	-	-	-	-	-	-	(557,052)	-	(557,052)
Balances at June 30, 2018 (unaudited)	95,625,972	$95,626	-	$-	-	$-	1,354	$1	$11,734,257	$(9,443,625)	$-	$2,386,259

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2019	2018
Cash flows from operating activities:
Net loss	$(924,894)	$(1,472,932)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of software development costs	341,002	271,023
Depreciation and amortization of other assets	3,106	5,748
Amortization of debt discount	-	187,876
Amortization of original issue discount	-	51,230
Stock based compensation	808,750	1,040,182
Financing costs	-	32,142
(Increase) decrease in assets:
Accounts receivable	(103,731)	99,648
Prepaid expenses	92,966	15,730
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	38,035	(25,394)
Deferred Revenue	(206,274)	(22,403)
Lease liability, net	(1,923)	-
Due to related parties	(133,695)	(42,162)
Net cash (used in) provided by operating activities	(86,658)	140,688

Cash flows from investing activities:
Capitalized software development costs	(274,749)	(449,034)
Net cash (used in) investing activities	(274,749)	(449,034)

Cash flows from financing activities:
Net proceeds from exercise of common stock warrants	-	120,000
Net proceeds from issuance of common stock	-	2,581,787
Senior convertible debenture principal payment	-	(1,142,857)
Senior convertible debenture early payment penalty/financing costs	-	(57,143)
Buyback of non-controlling interest	-	(100,000)
Net proceeds from sale of common stock warrants	-	100
Net cash provided by financing activities	-	1,401,887

Net change to cash and cash equivalents	(361,407)	1,093,541
Cash at beginning of period	871,312	246,755
Cash at end of period	$509,905	$1,340,296

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$57,143
Cash paid for taxes	$-	$3,800

Non-cash investing and financing activities:
Prepaid asset reclassed as transaction costs	$-	$10,000
Conversion of Series A Preferred stock, Senior Debenture and accrued interest to Series B Preferred Stock	$-	$492,384
Right-to-use asset and lease liability recorded upon the adoption of ASC 842	$165,096	$-

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company

Tapinator, Inc. (“ Tapinator” or “ the Company”) develops and publishes category leading apps for mobile platforms, with a significant emphasis on social-casino games. Tapinator’s library includes over 300 titles that, collectively, have achieved over 470 million mobile downloads, including notable properties such as Video Poker Classic, Crypto Trillionaire and Solitaire Dash. Tapinator generates revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases and subscriptions. Founded in 2013, Tapinator is headquartered in New York, with product development and marketing teams located in North America, Europe and Asia.

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

The Company currently develops and publishes two types of mobile applications. Tapinator’s Category Leading Apps are unique products, primarily within the social-casino genre, with high production values and significant revenue potential, developed and published selectively based on both original and licensed IP. These titles require significant development investment and have, in the opinion of our management, the potential to become evergreen mobile franchises which can become market leaders within their respective categories. These apps are monetized primarily through consumer app store transactions and, to a lesser extent, through brand advertising. These apps are published primarily under the Tapinator brand.

Tapinator’s Rapid-Launch Games are legacy titles that were developed and published in significant quantity beginning in 2013. These are titles that were built economically and rapidly based on a series of internally developed game engines. These engines were developed within the following game genres: parking, driving, stunts, animal sims, career sims, shooters and fighting. These games are monetized primarily through the sale of branded advertisements and paid downloads. Since our formation, we have compiled a significant library of over 300 such games and, while the Company is not currently developing new Rapid-Launch Games, we believe our existing portfolio will continue to produce a long-tail of revenues over the next several years. However, revenues from our Rapid-Launch Games have been declining over the past two years and we expect them to continue to decline during this revenue tail period. Tapinator’s Rapid-Launch Games are published primarily under the Company’s Tap2Play brand.

Note 2 —Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, Tapinator, LLC, Tap2Play, LLC, and Revolution Blockchain, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the presentation used in the June 30, 2019, condensed consolidated financial statements.

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

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We have partnered with third party advertising networks to provide rewarded video advertising to players of our games. A rewarded video advertisement enables users to acquire virtual currency, a durable virtual good, in exchange for watching a short video instead of paying cash. For rewarded video advertisements, similar to purchased durable virtual goods, revenue is initially recorded to deferred revenue and then recognized ratably over the estimated average playing period of paying players for the applicable game, which represents our best estimate of the average life of durable virtual goods,

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On a periodic basis, we determine the estimated average playing period for paying players by game or genre, via a representative proxy game from within that specific game. To make this estimate, we examine player data beginning at the time of a player’s first purchase within that game and ending on a date when that paying player is no longer playing the game. To determine when paying players are no longer playing a given game, we measure the populations of paying players (the “daily cohort”) from the date of their first installation of the game and track each daily cohort to understand the number of players from each daily cohort who played the game after their initial purchase. For titles where we have at least 90 days of paying players’ historical usage data on a daily cohort size of at least 100 paying players (“Tracked Titles”), we compute an expected average playing period for paying users using this dataset and applying a curve-fitting model.

For new titles where we do not have requisite paying player data (“Untracked Titles”), and such title is in a genre that is substantially different from one of our existing game genres for which we have Tracked Title estimates, we examine actual retention data for all players from these games for the period between game installation and up to 90 days thereafter, this data is then inputted into a curve-fitting model to estimate an average playing period for these titles. These calculated curves and their associated one-year average playing periods are mapped against the corresponding curves and associated average one-year playing periods for our most similar Tracked Titles. Based on this mapping, the average playing period of paying users for the Tracked Titles is then indexed up or down accordingly, and then applied against the Untracked Titles within the sample.

As of the second quarter of 2019 (our most recent determination date), the estimated weighted average life of our durable virtual goods was 4 months for our Casino & Card games, 2 months for our Role Playing & Arcade games and 2 months for our Rapid-Launch Games. Prior to the change, the weighted average life of the Casino & Card games was 16 months.

While we believe our estimates to be reasonable based on available game player information and based on the disclosed methodologies of larger publicly reporting mobile game companies, we may revise such estimates in the future based on changes in the operational lives of our games, and based on changes in our ability to make such estimates. Any future adjustments arising from changes in the estimates of the lives of these virtual goods would be applied to the then current quarter, and prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns compared to historical titles. Any changes in our estimates of useful lives of these virtual goods may result in revenues and associated costs being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

For the three and six months ended June 30, 2019, as a result of a change in our estimates regarding the average useful lives of certain of our durable virtual goods, we recognized approximately $521,000 of previously deferred mobile game revenue and corresponding platform fee expense of $156,000 resulting in a net increase in income from operations of approximately $365,000 for the periods. This change in estimates impacted our earnings per share by $0.01 and $0.00 for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018, there were no change in estimates regarding the average useful lives of durable virtual goods that required adjusting the recognition period of deferred revenue and associated costs in prior periods.

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

On August 7, 2018, we entered into a License Agreement (the “License Agreement”) pursuant to which we granted Licensee the exclusive, worldwide right to localize, publish, distribute and operate one of the Company’s mobile games. The License Agreement represents an Arrangement with Multiple Performance Obligations.

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

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue:

The following table summarizes revenue from contracts with customers for the three months and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Display Ads & Offers (point-in-time revenue)	$116,524	$291,960	$298,232	$581,055
Paid Downloadable Games (point-in-time recognition)	144,798	193,466	315,158	508,863
Durable Virtual Goods (over-time recognition):
In-Game Currency and Premium In-Game Content	987,077	233,796	1,342,806	491,182
Rewarded Video Ads	52,905	14,451	121,138	41,261
Subscriptions	22,414	-	37,563	-
Arrangements with Multiple Performance Obligations (over-time recognition):
License Agreement Minimum Guarantee	21,877	-	43,753	-
Total Revenue	$1,345,595	$733,673	$2,158,650	$1,622,361

The Company reports as a single segment - mobile applications.  In the disaggregation above, the Company categorizes revenue by type, and by over-time or point-in-time recognition

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of June 30, 2019 and December 31, 2018, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

Cash Equivalents

For purposes of the Company’s financial statements, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2019 and December 31, 2018.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of June 30, 2019, the total amount exceeding such limit was $259,905.

The Company derives revenue from mobile app platforms, advertising networks and licensing which individually may contribute 10% or more of the Company’s revenues in any given year. For the six months ended June 30, 2019, revenue derived from two mobile app platforms comprised 56% of total revenue. For the six months ended June 30, 2018, revenue derived from two mobile app platforms comprised 50% of such period’s total revenue.

As of June 30, 2019, the receivable balance from two mobile app platforms comprised 73% of the Company’s total accounts receivable balance. As of December 31, 2018, the receivable balance from two mobile app platforms comprised 66% of the Company’s total accounts receivable balance and the receivable balance from one advertising network comprised 10% of the Company’s total accounts receivable balance.

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

Estimated Useful Life:	Years

Computer equipment	3
Furniture and Fixtures	5
Leasehold improvements	3

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Software Development Costs

In accordance with ASC 985-20, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for use in our product offerings. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Software development costs are amortized on a straight-line basis typically over three years, the estimated economic lives of the products, beginning when the product is placed into service.

The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. Software costs incurred prior to establishing technological feasibility are charged to Research and Development expense as incurred.

Impairment of Long-lived Assets

The Company regularly reviews property, equipment, software development costs and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Based upon management’s assessment, there was no impairment of the Company’s property and equipment at June 30, 2019 and December 31, 2018. Management has deemed that certain software development costs were impaired at June 30, 2018 and such impairments are more fully described in Note 9.

In general, investments in which the Company owns less than 20% of an entity’s equity interest or does not hold significant influence over the investee are accounted for under the cost method. Under the cost method, these investments are carried at the lower of cost or fair value. The Company periodically assesses its cost method investments for impairment. If determination that a decline in fair value is other than temporary, the Company will write-down the investment and charge the impairment against operations. At June 30, 2019 and December 31, 2018, the carrying value of our investments totaled $5,000.

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

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

Basic and Diluted Net Income (Loss) per Share Calculations

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

For the six months ended June 30, 2019 and 2018, potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share amounted to 49,875,006 and 61,283,335, respectively, consisting of Restricted Stock Units, Common Stock Options and Common Stock Warrants.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date through the date of issuance.

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three months ended
	June 30,
	2019	2018
Net loss	$(265,191)	$(557,052)
Shares used to compute net loss per share:
Weighted average common shares outstanding	87,979,526	94,190,797
Weighted average common shares subject to restrictions	—	—
Weighted average shares used to compute basic and diluted net loss per share	87,979,526	94,190,797
Net loss per share - basic and diluted	$(0.00)	$(0.01)

	Six months ended
	June 30,
	2019	2018
Net loss	$(924,894)	$(1,472,932)
Shares used to compute net loss per share:
Weighted average common shares outstanding	87,979,526	86,377,007
Weighted average common shares subject to restrictions	—	—
Weighted average shares used to compute basic and diluted net loss per share	87,979,526	86,377,007
Net loss per share - basic and diluted	$(0.01)	$(0.02)

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following warrants to purchase common stock, options to purchase common stock, restricted stock units (“RSUs”) and preferred stock have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Six months ended
	June 30,
	2019	2018
Warrants to purchase common stock	34,200,002	34,200,002
Options to purchase common stock	4,925,004	5,050,000
RSU’s	10,750,000	10,750,000
Series B Preferred Stock	-	11,283,333
Total excluded securities	49,875,006	61,283,335

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

As of June 30, 2019 and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 825, Financial Instruments.

 Note 5 — Accounts Receivable

Accounts receivable consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Accounts receivable	$331,534	$227,803
Less: Allowance for doubtful accounts	-	-
Accounts receivable, Net	$331,534	$227,803

The Company had no bad debts during the six months ended June 30, 2019 and 2018.

Note 6 — Prepaid Expenses

Prepaid expense consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31
	2019	2018
Deferred platform commission fees	$69,701	$178,692
Deferred royalties	3,408	1,157
Other	49,141	35,367
Total Prepaid Expenses	$122,250	$215,216

 Note 7 — Property and Equipment

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Leasehold improvements	$2,435	$2,435
Furniture and fixtures	10,337	10,337
Computer equipment	26,496	26,496
Property and equipment cost	39,268	39,268
Less: accumulated depreciation	(34,791)	(31,685)
Property and equipment, net	$4,477	$7,583

During the six months ended June 30, 2019 and 2018, depreciation expense was $3,106 and $4,855, respectively.

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 — Right-to-use assets and lease liability

In August, 2016, the Company entered into a lease agreement, whereby the Company agreed to extend the lease for office space in New York, NY, commencing September 1, 2016 and expiring on December 31, 2021 at an initial rate of $4,625 per month with escalating payments.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. In determining the length of the lease term to its long term lease, the Company determined not to consider an embedded 3 year option primarily due to i) the renewal rate is at future market rate to be determined and ii) Company does not have significant leasehold improvements that would restrict its ability to consider relocation. At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 7% and determined the initial present value, at inception, of $165,096. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-to-use assets of $165,096, lease liability of $165,096 and eliminated deferred rent of $3,377.

Right-to-use assets is summarized below:

June 30, 2019
Office lease	$165,096
Less accumulated amortization	(22,085)
Right-to-use assets, net	$143,011

During the six months ended June 30, 2019, the Company recorded $27,729 as lease expense to current period operations.

Lease liability is summarized below:

June 30, 2019
Office lease	$141,088
Less: short term portion	(52,119)
Long term portion	$88,969

Maturity analysis under the lease agreement is as follows:

Six months ended December 31, 2019	$30,029
Year ended December 31, 2020	61,253
Year ended December 31, 2021	63,090
Total	154,372
Less: Present value discount	(13,284)
Lease liability	$141,088

Lease expense for the six months ended June 30, 2019 was comprised of the following:

Operating lease expense	$27,729
Short-term lease expense	-
Variable lease expense	-
$27,729

Note 9 — Capitalized Software Development

Capitalized software development costs at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Software development cost	$4,341,176	$4,066,427
Less: accumulated amortization	(2,951,993)	(2,610,991)
Less: Impairment of software development cost	(576,621)	(576,621)
Software development cost, net	$812,562	$878,815

During the six months ended June 30, 2019 and 2018, amortization expense related to capitalized software was $341,002 and $271,023 respectively. At December 31, 2018, management deemed that the net software development cost carrying amount related to certain of our released and unreleased mobile games was likely not recoverable, thus the Company took an impairment charge of $320,311 as of December 31, 2018.

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Investments

In January 2015, the Company made a $5,000 passive investment into Peer5, a Tel Aviv, Israel based internet infrastructure company focused on improving the scalability and efficiency of mobile and internet content delivery.

Note 11 - Related Party Transactions

License Agreement and Stock Repurchase Agreement

On December 28, 2018, the Company entered into a Games Revenue Share and Stock Repurchase Agreement (the “Agreement”) with TapGames, a Pakistani registered firm (“TapGames”), Khurram Samad, a major shareholder, (the “Stockholder”), Rizwan Yousuf and Tap2Play, LLC, a wholly-owned subsidiary of the Company, whereby the Company repurchased 7,646,446 shares (the “Repurchased Shares”) of the Company’s common stock, for a per share purchase price of $0.02, or an aggregate purchase price of $144,639 as further described below from the Stockholders.

In consideration for the Repurchased Shares, the Company agreed to share all revenue, net of any and all third-party platform fees, generated from the Company’s Rapid-Launch Games identified in the Agreement (the “Subject Games”) with TapGames, an entity in which the Stockholder has an equity interest. Pursuant to the terms of the Agreement and effective as of January 1, 2019, 60% of all such revenue relating to the Subject Games will be paid to TapGames with the Company retaining the remaining 40%. The Company and its Tap2Play subsidiary will retain all intellectual property rights and title to the Subject Games but will not be responsible for any updates or maintenance with respect to the Subject Games, including any advertising or marketing expenses. The Company has recorded an amount due to related parties in the amount of $144,639 at December 31, 2018 whereby the Repurchased Shares are paid from net revenue share proceeds. The Company’s remaining balance due on the share repurchase was $35,137 and $144,639 as of June 30, 2019 and December 31, 2018, respectively.

Game Development

As of June 30, 2019 and December 31, 2018, the Company had balances due to related parties, related to software development services, of $29,100 and $43,293, respectively.

Director Fees

As of June 30, 2019 and December 31, 2018, the Company had balances due to related parties, related to quarterly director fees, of $5,000 and $15,000, respectively.

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

During the six months ended June 30, 2018, amortization of the debt discount related to the Senior Secured Convertible Debentures was $187,876 and amortization of the original issue discount related to the Senior Secured Convertible Debentures was $51,230.

Note 13 — Commitments and Contingencies

License Agreement

On August 7, 2018 (the “Effective Date”), the Company entered into a License Agreement (the “SD License Agreement”), pursuant to which the Company granted Licensee the exclusive, worldwide right to localize, publish, distribute and operate the Company’s mobile game titled Solitaire Dash – Card Game (“Solitaire Dash”).

As consideration for the grant of rights to Licensee under the SD License Agreement, Licensee agreed to make upfront payments to the Company in the aggregate of $500,000 payable in installments (the “Upfront Payments”). The Company received $200,000 in the six months ended June 30, 2019 and $300,000 in upfront payments in September 2018. In addition, for sales of Solitaire Dash, the SD License Agreement provides an ongoing net revenue share formula which would allow the Company to receive certain percentages of the revenues received by the Licensee based on certain revenue targets in addition to the Upfront Payments.  As part of a separate agreement, the Company agreed to pay the third-party who introduced the Company and Licensee 6.5% of all payments received by the Company under the SD License Agreement. In connection with the SD License Agreement, the Company has recognized cumulative revenue of $226,565 as of June 30, 2019. The remaining balance of deferred revenue, in connection with the SD License Agreement, as of June 30, 2019 and December 31, 2018 amounts to $273,435 and $317,187, respectively.

The SD License Agreement provides for a term of four years from the Effective Date and will automatically renew for subsequent one year periods unless Licensee notifies the Company of its intent to terminate within 90 days before the end of the fourth year or any subsequent renewal period. During the term of the contract, the Company is responsible to maintain and develop updates of Solitaire Dash and provide such versions to the Licensee. Either party may also unilaterally terminate the SD License Agreement under certain circumstances.

Minimum Developer Commitments

Future developer commitments as of June 30, 2019 were $419,818. These developer commitments reflect the Company’s estimated minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones.

At June 30, 2019, future unpaid developer commitments were as follows:

Future
Minimum
Developer
Year Ending December 31,	Commitments
2019	$209,909
2020	209,909
$419,818

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 — Stockholders’ Equity

Common and Preferred Stock

At June 30, 2019 and December 31, 2018, the authorized capital of the Company consisted of 250,000,000 shares of common stock, par value $0.001 per share, and 1,532,500 shares of blank check preferred stock, par value $0.001 per share. At December 31, 2018, the Company had designated 840 shares as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500 shares as Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”), and 1,854 as Series B Convertible Preferred Stock (“Series B Preferred”). On June 27, 2019, the Company filed three Certificates of Elimination with the Secretary of State of the State of Delaware eliminating the designated Series A Preferred, Series A-1 Preferred and Series B Preferred. On January 23, 2018, via written consent of a majority of its stockholders, the Company increased the number of its authorized share of common stock from 150,000,000 to 250,000,000.

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

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Company’s 2015 Equity Incentive Plan for the year ended December 31, 2018 and the six months ended June 30, 2019 is as follows:

		Weighted	Weighted	Intrinsic
	Number	average	average	value
	of	exercise	life	of
	Options	price	(years)	Options
Outstanding, January 1, 2018	5,050,000	$0.13	9.24	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Cancelled	(124,996)	$0.11	8.48	-
Outstanding, December 31, 2018	4,925,004	$0.13	8.24	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding, June 30, 2019	4,925,004	$0.13	7.74	-

Exercisable, June 30, 2019	3,862,504	$0.13	7.48	-

Stock option expense included in stock compensation expense for the six months ended June 30, 2019 and 2018 was $70,831 and $91,155, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The OTC Markets of $0.04 per share as of June 28, 2019.

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

Subject to each recipient continuing as an officer, director, or employee (as appropriate) of the Company, each of the RSU Grants shall vest as follows: beginning on the eighteenth month following the date of the grant, the RSU Grants shall vest ratably over the following eighteen months for a total vesting period of thirty-six months. The RSU Grants shall include a provision for acceleration upon a Corporate Transaction (as defined in the 2015 Equity Incentive Plan).  The RSU Grants to the officers and directors of the Company were approved by each of the non-employee members of the Board of Directors of the Company. Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $737,919 and $533,021 has been recorded for the six months ended June 30, 2019 and 2018, respectively.

The following table shows a summary of RSU activity for the year ended December 31, 2018 and the six months ended June 30, 2019:

		Weighted
	Number	average
	of	Grant Date
	Units	Fair Value
Awarded and unvested, January 1, 2018	-	$-
Granted	11,000,000	0.41
Vested	-	-
Forfeited/cancelled	(250,000)	0.42
Awarded and unvested, December 31, 2018	10,750,000	$0.41
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Awarded and unvested, June 30, 2019	10,750,000	$0.41

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

On February 20, 2018 and as amended on March 1, 2018, the Company entered into an investment banking advisory agreement with Westpark Capital, Inc. with an initial term of six months. In connection with this agreement, Westpark Capital purchased a three-year common stock warrant to purchase up 1,400,000 share of the Company’s common stock at an exercise price of $.01 per share from the Company for a purchase price of $100. Stock based compensation of $416,006 was recorded during the six months ended June 30, 2018. For a total fair value of $416,106.

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

	Number	Weighted	Weighted	Intrinsic
	of	average	average	value
	Common Stock	exercise	life	of
	Warrants	price	(years)	Warrants
Outstanding, January 1, 2018	3,500,000	$0.24	2.35	-
Granted	31,700,002	$0.14	4.89	-
Exercised	(1,000,000)	$0.12	2.01	-
Canceled	-	-	-	-
Outstanding, December 31, 2018	34,200,002	$0.14	3.90	$23,800
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding, June 30, 2019	34,200,002	$0.14	3.41	$45,200

Exercisable, June 30, 2019	34,200,002	$0.14	3.41	$45,200

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying warrants and the quoted closing price of the Company's common stock on the OTC Markets of $0.04 per share as of June 28, 2019.

Note 15 – Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2019 to the date these unaudited condensed consolidated financial statements were issued and has no transactions or events requiring disclosure.

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

Overview

Executive Summary — a general description of our business and key highlights of the six months ended June 30, 2019.

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

Executive Summary

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three and six months ended June 30, 2019 and 2018. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K filed on March 26, 2019.

Tapinator develops and publishes category leading apps for mobile platforms, with a significant emphasis on social-casino games. Tapinator’s library includes over 300 titles that, collectively, have achieved over 470 million mobile downloads, including notable properties such as Video Poker Classic, Crypto Trillionaire and Solitaire Dash. Tapinator generates revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases and subscriptions. Founded in 2013, Tapinator is headquartered in New York, with product development and marketing teams located in North America, Europe and Asia. Consumers can find high-quality mobile applications from Tapinator wherever they see the “T” character logo.

The Company currently publishes two types of mobile apps and games:

Category Leading Apps

Tapinator’s Category Leading Apps are unique products, primarily with the social-casino genre, with high production values and significant revenue potential, developed and published selectively based on both original and licensed IP. These titles require significant development investment and have, in the opinion of our management, the potential to become evergreen mobile franchises which can become market leaders within their respective categories. These apps are monetized primarily through consumer app store transactions and, to a lesser extent, through brand advertising. These apps are published primarily under the Tapinator brand.

We have an excellent track record of successfully getting our Category Leading Apps featured at launch by the major app stores, including within Apple’s “New Games We Love” category. Beyond initial product launch, we acquire customers for these products via paid acquisition channels for those applications in which we achieve player lifetime values (“LTV”) that, on average, exceed the cost per player install (“CPI”).

Rapid-Launch Games

Tapinator’s Rapid-Launch Games are legacy titles that were developed and published in significant quantity beginning in 2013. These are titles that were built economically and rapidly based on a series of internally developed game engines. These engines were developed within the following game genres: parking, driving, stunts, animal sims, career sims, shooters and fighting. These games are monetized primarily through the sale of branded advertisements and via paid downloads. Since our formation, we have compiled a significant library of over 300 such games and, while the Company is not currently developing new Rapid-Launch Games, we believe our existing portfolio will continue to produce a long-tail of revenues over the next several years. However, revenues from our Rapid-Launch Games have been declining over the past two years and we expect them to continue to decline during this revenue tail period. Tapinator’s Rapid-Launch Games are published primarily under the Company’s Tap2Play brand.

Strategy

In early 2017, we began a major strategic shift to focus more of our investment and management resources into our Category Leading Apps business and more specifically into the social-casino genre. We believe the potential size, quality and sustainability of revenues and earnings from this business is significantly greater than that of our legacy Rapid-Launch Games business. We completed this shift during the fourth quarter of 2018 and we are now focused on developing and operating these Category Leading Apps, primarily within the social-casino genre. In 2018, the revenue for the social casino market reached $5.2 billion, according to Eilers & Krejcik. The social casino market grew 10.9% year-on-year in the final quarter of 2018 according to the same report. The larger competitors in this market include SciPlay (Nasdaq: SCPL), Zynga (Nasdaq: ZNGA), Playtika (acquired by Giant Interactive for $4.4 billion in 2016) and Murka Entertainment (acquired by the Blackstone Group in 2019). These companies have achieved success by (1) focusing on the most well established social casino game types (e.g., slots, bingo and multiplayer poker) and (2) focusing on improving production values, running live ops, and adding content to their games rather than gameplay innovation. We believe this creates market opportunity for several winning strategies. First, with games such as Video Poker Classic, we have focused on niche casino game types that are not dominated by large competitors yet, nonetheless, have significant player followings. We believe similar niche opportunities continue to exist. Second, with the upcoming launch of Castle Builder, our new slots title, we believe that applying gameplay innovation to slots, an area that otherwise offers sparse differentiation between games, can result in a highly sustainable and successful product. Based on the previous success of indie developer Moon Active’s Coin Master, which, according to Think Gaming, has achieved $75 million in annual revenue, we are confident that the slots area is ripe for gameplay innovation.

Our goal for our Category Leading Apps business is to develop a small number of core franchise titles, primarily within the social-casino genre, that can achieve lifespans of at least five to ten years, and where we can grow these titles into sustainable market leaders within their respective product categories. In order to accomplish this, we are working to achieve customer LTVs that exceeds customer acquisition cost, at scale. To date, the Company has been able to achieve this, at certain customer volumes, for three products: Video Poker Classic, Crypto Trillionaire and Solitaire Dash. We seek to build a valuable portfolio of these core franchise titles which can represent repeatable, stackable and long term revenue streams for Tapinator.

Current Outlook

Our conviction regarding our social-casino focused, Category Leading Apps business has strengthened during 2019. We delivered year-over-year bookings growth in excess of 100% within this business during the first two quarters of this year. Based on the strength of this performance, we are now targeting company-wide bookings growth for 2019 in the range of 8%-12%, and Category Leading Apps bookings growth in excess of 50%. This growth is expected to be derived from our seasoned franchises such as Video Poker Classic and Solitaire Dash, combined with recently launched titles such as Crypto Trillionaire and My Horoscope, and from Castle Builder, our new social-casino title that we plan to launch globally during the fourth quarter of 2019. Castle Builder features a slot mechanic, with innovative metagame systems that have proven their success in the world of real money gaming. The title is made possible through Tapinator’s recent licensing deal with a major European real-money slots developer. The real-money version of the product is currently a top performing slot game across over 200 online casinos in a number of European countries. Looking forward to later this year and into 2020, we are actively seeking to add to our growing portfolio of social-casino titles through both organic product development and via selective publishing or acquisition opportunities.

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

Trends in Key Operating Metrics

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
All Apps
Average DAUs	173	509	201	585
ABPU	.05	.02	.05	.02

The decrease in average DAU for the three and six months ended June, 2019 as compared to the three and six months ended June 30, 2018 was primarily related to the continued decline in new player installs of our Rapid-Launch Games that began in Q4 2016 and that has continued through Q2 2019.

The ABPU increased for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 because a larger percentage of our overall player base was derived from our better monetizing Category Leading Apps and the successful launch of Crypto Trillionaire in Q1 2019.

We expect further comparative decreases in DAU in 2019 as our Rapid-Launch Games continue to decline and the Company continues to focus its efforts on its better monetizing, but lower volume Category Leading Apps.

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Category Leading Apps
Average DAUs	32	32	36	30
ABPU	0.20	0.10	0.19	0.10

The average DAU within our Category Leading Apps remained unchanged for the three months ended June 30, 2019 as compared to the three ended June 30, 2018. This resulted from the successful launch of Crypto Trillionaire in Q1 2019 and audience gains in Video Poker Classic, both of which were offset by declines in Fusion Heroes and Dice Mage 2, games that the Company has not promoted since 2018.

The average DAU within our Category Leading Apps increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This resulted from the successful launch of Crypto Trillionaire in Q1 2019 and audience gains in Video Poker Classic, both of which were partially offset by declines in Fusion Heroes and Dice Mage 2, games that the Company has not promoted since 2018.

The increase in our Category Leading Apps’ ABPU for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was primarily related to the successful launch of Crypto Trillionaire in Q1 2019 and monetization improvements in Video Poker Classic in 2019.

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Rapid-Launch Games
Average DAUs	141	477	165	555
ABPU	0.02	0.01	0.02	0.01

The decrease in average DAU within our Rapid-Launch Games for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was primarily related to the continued weakening in new player installs stemming from our suspension of new Rapid-Launch Game development at the end of 2018.

The increase in average ABPU within our Rapid-Launch Games for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, was driven by increases in advertising prices (“CPM’s” or “Cost Per Thousand Impressions”) and player engagement (specifically impressions per DAU) during the relative periods.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Three Months ended June 30, 2019 and 2018

Revenue

	Three months ended June 30,
	2019	2018
	(In thousands)
Revenue by Type
Consumer App Store Transactions	$1,169	$427
Advertising / Other	177	307
Total	$1,346	$734

Our revenue increased $612 thousand, or 83%, to $1,346 thousand for the three months ended June 30, 2019 from $734 thousand for the three months ended June 30, 2018. The increase in revenue was attributable primarily to an increase in consumer app store transactions from within our Category Leading Apps and due to the shortening of our statistical estimates for the average user life of paying players within our casino and card games, pursuant to our revenue recognition policy. This change in estimates resulted in a one-time reduction in deferred revenue and a corresponding increase in revenue during the period in the amount of $521 thousand. Our revenue increases were partially offset by a decrease in advertising related bookings stemming from the continued decrease in DAUs across our Rapid-Launch Games portfolio.

	Three months ended June 30,
	2019	2018
	(In thousands)
Revenue by App Type
Category Leading Apps	$1,126	$295
Rapid-Launch Games	220	439
Total	$1,346	$734

Our Category Leading Apps revenue increased $831 thousand, or 282%, to $1,126 thousand for the three months ended June 30, 2019 from $295 thousand for the three months ended June 30, 2018.  The increase in our Category Leading Apps revenue was attributable primarily to an increase in both consumer app store transactions and advertising related bookings resulting from strong user growth and monetization improvements in Video Poker Classic during the most recent period, the successful launch of Crypto Trillionaire during Q1 2019, and due to the shortening of our statistical estimates for the average user life of paying players within our casino and card games, pursuant to our revenue recognition policy. This change in estimates resulted in a one-time reduction in deferred revenue and a corresponding increase in revenue during the period.

Our Rapid-Launch Games’ revenue decreased $219 thousand, or 50%, to $220 thousand for the three months ended June 30, 2019 from $439 thousand for the three months ended June 30, 2018. The decrease in revenue was attributable to a decrease in both consumer app store transactions and advertising related bookings resulting from the continued decrease in DAUs and new player downloads across our Rapid-Launch Games portfolio.

 Cost of Revenue

	Three months ended June 30,
	2019	2018
	(In thousands)
Platform Fees	$397	$219
Licensing + Royalties	28	28
Hosting	4	3
Total Cost of Revenue	$429	$250
Revenue	1,346	734
Gross Margin	68%	66%

Our cost of revenue increased $179 thousand, or 72%, to $429 thousand in the three months ended June 30, 2019 from $250 thousand in the three months ended June 30, 2018. Our gross margin increased to 68% during the three months ended June 30, 2019 compared to 66% during the three months ended June 30, 2018. The increase in our cost of revenue was primarily due to an increase in platform fees corresponding to our higher Q2 Revenue and due to the shortening of our statistical estimates for the average user life of paying players within our casino and card games, pursuant to our revenue recognition policy. This change in estimates resulted in a one-time reduction in deferred platform fees and a corresponding increase in our cost of revenue during the period.

Research and Development Expenses

	Three months ended June 30,
	2019	2018
	(In thousands)
Research and development	$36	$79
Percentage of revenue	3%	11%

Our research and development expenses decreased $43 thousand, or 54%, to $36 thousand in the three months ended June 30, 2019 from $79 thousand in the three months ended June 30, 2018. The decrease in research and development costs was primarily due to a decrease in revenue share associated with our Rapid-Launch Games portfolios.

Marketing Expenses

	Three months ended June 30,
	2019	2018
	(In thousands)
Marketing and public relations	$235	$110
Percentage of revenue	17%	15%

Our marketing expenses increased $125 thousand, or 114%, to $235 thousand in the three months ended June 30, 2019 from $110 thousand in the three months ended June 30, 2018.  The increase in 2019 was primarily due to an increase in marketing expenditures for both our Category Leading Apps and corporate marketing.

General and Administrative Expenses

	Three months ended June 30,
	2019	2018
	(In thousands)
General and administrative	$757	$704
Percentage of revenue	56%	96%

Our general and administrative expenses increased $53 thousand, or 7%, to $757 thousand in the three months ended June 30, 2019 from $704 thousand in the three months ended June 30, 2018. The increase in general and administrative expenses was primarily due to an increase in cash compensation related to Company personnel primarily associated with expanded game marketing initiatives.

Amortization of Capitalized Software Development Costs

	Three months ended June 30,
	2019	2018
	(In thousands)
Amortization of capitalized software development	$156	$142
Percentage of revenue	12%	19%

Our amortization of capitalized software development increased $14 thousand or 10% to $156 thousand in the three months ended June 30, 2019 from $142 thousand in the three months ended June 30, 2018. The increase resulted from the commercial launch of My Horoscope during Q1 2019 and the initiation of the amortization period for this software product, combined with increased amortization attributable to Video Poker Classic software development costs that were incurred and capitalized in Q1 2019.

Other (income) expenses

	Three months ended June 30,
	2019	2018
	(In thousands)
Other (income) expenses	$(4)	$(1)
Percentage of revenue	0%	0%

Our other income increased $3 thousand to $4 thousand in the three months ended June 30, 2019 from $1 thousand in the three months ended June 30, 2018. The increase in other income was due to higher interest income related to greater cash balances held during the most recent periods.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue

	Six months ended June 30,
	2019	2018
	(In thousands)
Revenue by Type
Consumer App Store Transactions	$1,711	$1,000
Advertising / Other	448	622
Total	$2,159	$1,622

Our revenue increased $537 thousand, or 33%, to $2,159 thousand for the six months ended June 30, 2019 from $1,622 thousand for the six months ended June 30, 2018. The increase in revenue was attributable primarily to an increase in consumer app store transactions from within our Category Leading Apps and due to the shortening of our statistical estimates for the average user life of paying players within our casino and card games, pursuant to our revenue recognition policy. This change in estimates resulted in a one-time reduction in deferred revenue and a corresponding increase in revenue during the period in the amount of $521 thousand. These increases were partially offset by a decrease in advertising related bookings stemming from the continued decrease in DAUs across our Rapid-Launch Games portfolio.

	Six months ended June 30,
	2019	2018
	(In thousands)
Revenue by App Type
Category Leading Apps	$1,616	$570
Rapid-Launch Games	543	1,052
Total	$2,159	$1,622

Our Category Leading Apps revenue increased $1,046 thousand, or 184%, to $1,616 thousand for the six months ended June 30, 2019 from $570 thousand for the six months ended June 30, 2018. The increase in our Category Leading Apps revenue was attributable primarily to an increase in both consumer app store transactions and advertising related bookings resulting from strong user growth and monetization improvements in Video Poker Classic during the most recent period, the successful launch of Crypto Trillionaire during Q1 2019, and due to the shortening of our statistical estimates for the average user life of paying players within our casino and card games, pursuant to our revenue recognition policy. This change in estimates resulted in a one-time reduction in deferred revenue and a corresponding increase in revenue during the period in the amount of $521 thousand.

Our Rapid-Launch Games’ revenue decreased $509 thousand, or 48%, to $543 thousand for the six months ended June 30, 2019 from $1,052 thousand for the six months ended June 30, 2018. The decrease in revenue was attributable to a decrease in both consumer app store transactions and advertising related bookings resulting from the continued decrease in DAUs and new player downloads across our Rapid-Launch Games portfolio.

Cost of Revenue

	Six months ended June 30,
	2019	2018
	(In thousands)
Platform Fees	$635	$486
Licensing + Royalties	85	52
Hosting	9	6
Total Cost of Revenue	$729	$544
Revenue	2,159	1,622
Gross Margin	66%	66%

Our cost of revenue increased $185 thousand, or 34%, to $729 thousand in the six months ended June 30, 2019 from $544 thousand in the six months ended June 30, 2018. Our Gross Margin remained unchanged during the six months ended June 30, 2019 from 66% during the six months ended June 30, 2018. Our Gross Margin remained unchanged primarily due to the ongoing licensing fee payout related to the 2019 release of Crypto Trillionaire, and due to the shortening of our statistical estimates for the average user life of paying players within our casino and card games, pursuant to our revenue recognition policy. This change in estimates resulted in a one-time reduction in deferred platform fees and a corresponding increase in our cost of revenue during the period. These increases in our cost of revenue were was partially offset by a decrease in revenue that was subject to platform fees.

Research and Development Expenses

	Six months ended June 30,
	2019	2018
	(In thousands)
Research and development	$80	$155
Percentage of revenue	4%	10%

Our research and development expenses decreased $75 thousand, or 48.3%, to $80 thousand in the six months ended June 30, 2019 from $155 thousand in the six months ended June 30, 2018. The decrease in research and development costs was primarily due to a decrease in revenue share associated with our Rapid-Launch Games portfolios.

Marketing Expenses

	Six months ended June 30,
	2019	2018
	(In thousands)
Marketing and public relations	$421	$174
Percentage of revenue	19%	11%

Our marketing expenses increased $247 thousand, or 142%, to $421 thousand in the six months ended June 30, 2019 from $174 thousand in the six months ended June 30, 2018.  The increase in 2019 was primarily due to an increase in marketing expenditures for both our Category Leading Apps and corporate marketing.

General and Administrative Expenses

	Six months ended June 30,
	2019	2018
	(In thousands)
General and administrative	$1,512	$1,620
Percentage of revenue	70%	100%

Our general and administrative expenses decreased $108 thousand, or 7%, to $1,512 thousand in the six months ended June 30, 2019 from $1,620 thousand in the six months ended June 30, 2018. The decrease in general and administrative expenses was primarily due to a non-recurring, non-cash, stock-based professional fee related to certain investment banking services provided to the Company in Q1 2018, partially offset by an increase in non-cash, stock-based compensation expenses related to certain RSU incentive grants made in the first quarter of 2018 to our employees and an increase in cash compensation related to Company personnel primarily associated with expanded game marketing initiatives.

Amortization of Capitalized Software Development Costs

	Six months ended June 30,
	2019	2018
	(In thousands)
Amortization of capitalized software development	$341	$271
Percentage of revenue	16%	17%

Our amortization of capitalized software development increased $70 thousand or 26% to $341 thousand in the six months ended June 30, 2019 from $271 thousand in the six months ended June 30, 2018. The increase resulted from the commercial launch of My Horoscope during Q1 2019 and the initiation of the amortization period for this software product, combined with increased amortization attributable to Video Poker Classic software development costs that were incurred and capitalized in Q1 2019.

Other (income) expenses

	Six months ended June 30,
	2019	2018
	(In thousands)
Other (income) expenses	$(2)	$323
Percentage of revenue	0%	20%

Our other (income) expenses decreased $325 thousand or 101% to $(2) thousand of other income in the six months ended June 30, 2019 from $323 thousand of other expenses in the six months ended June 30, 2018.  The decrease in other expenses was primarily attributable to a decrease in debt discount of $188 thousand to $0 from $188 thousand, a decrease in interest expense, net, from $135 thousand in the six months ended June 30, 2018, to interest income of $2 thousand in the six months ended June 30, 2019 that was attributable to the repayment of the Senior Convertible Debenture in Q1 2018.

Liquidity and Capital Resources

General

As of June 30, 2019, the Company had cash and cash equivalents of $510 thousand, working capital surplus of $339 thousand and a net loss of $925 thousand for the six months ended June 30, 2019. While the Company does not currently anticipate that additional financing will be required within the next twelve months, the Company may choose to seek additional financing in order to achieve its growth objectives. In the event the Company chooses to seek additional financing, there is no guaranty we will be successful or, if successful, that the terms of such financing will be favorable to the Company.

	Six months ended June 30,
	2019	2018
	(In thousands)
Cash flows provided by (used in):
Operating activities	$(86)	$141
Investing activities	(275)	(449)
Financing activities	-	1,402
Increase (Decrease) in cash and cash equivalents	$(361)	$1,094

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and changes in operating assets and liabilities.

In the six months ended June 30, 2019, net cash used in operating activities was $86 thousand, which was primarily due to a $93 thousand decrease in prepaid expenses, $38 thousand increase in accounts payable and accrued expenses and adjustments for non-cash items, including stock-based compensation expense of $809 thousand, amortization of software development costs of $341 thousand, and depreciation and amortization of other assets of $3 thousand. These amounts were offset by a $925 thousand net loss, an increase of $104 thousand of accounts receivable, a $2 thousand change in lease liability, net, to a $206 thousand decrease in deferred revenue, and a $134 thousand decrease in due to related parties.

In the six months ended June 30, 2018, net cash provided by operating activities was $141 thousand, which was primarily due to a $1,473 thousand net loss, $25 thousand decrease in accounts payable and accrued expenses, $22 thousand decrease in deferred revenue, and a $42 thousand decrease in due to related parties. These amounts were offset by a $100 thousand decrease in accounts receivable, $16 thousand decrease in prepaid expenses, and adjustments for non-cash items, including stock-based compensation expense of $1,040 thousand, amortization of software development costs of $271 thousand, amortization of original issue discount of $51 thousand, depreciation and amortization of other assets of $6 thousand and amortization of debt discount of $188 thousand.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2019 was $275 thousand, which was due to capitalized software development costs related to the development of our mobile apps and games.

Cash used in investing activities in the six months ended June 30, 2018 was $449 thousand, which was due to capitalized software development costs related to the development of our mobile games.

Financing Activities

There were no financing activities in the six months ended June 30, 2019.

Cash provided by financing activities in the six months ended June 30, 2018 was $1,402 thousand, which was primarily due to $2,582 thousand in net proceeds received from the issuance of common stock and $120 thousand proceeds from exercised warrants, which were offset by a $1,143 thousand principal repayment of our Senior Secured Convertible Debenture, $57 thousand of early payment penalty fee related to the repayment of our Senior Secured Convertible Debenture and $100 thousand in cash used to buy back the non-controlling interest in our Revolution Blockchain subsidiary.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2019 and 2018 we did not have any “off-balance sheet arrangements,” as defined in relevant Securities and Exchange Commission regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Trends in Key Non-GAAP Financial Metrics

We have provided in this report the non-GAAP financial measures of Bookings and adjusted EBITDA, as a supplement to the unaudited condensed consolidated financial statements, which are prepared in accordance with United States generally accepted accounting principles ("GAAP"). Management uses Bookings and adjusted EBITDA internally in analyzing our financial results to assess operational performance and liquidity. The presentation of Bookings and adjusted EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP. We believe that both management and investors benefit from referring to Bookings and adjusted EBITDA in assessing our performance and when planning, forecasting and analyzing future periods. We believe Bookings and adjusted EBITDA is useful to investors because it allows for greater transparency with respect to key financial metrics we use in making operating decisions and because our investors and analysts use them to help assess the health of our business. We have provided reconciliations between our historical Bookings and adjusted EBITDA to the most directly comparable GAAP financial measures below.

Bookings Results

Bookings increased $68 thousand, or 9%, to $785 thousand for the three months ended June 30, 2019 from $717 thousand for the three months ended June 30, 2018.

Bookings increased $153 thousand, or 10%, to $1,753 thousand for the six months ended June 30, 2019 from $1,600 thousand for the six months ended June 30, 2018.

The increase in bookings in both comparative periods was attributable primarily to the continued strengthening of our Category Leading Apps, resulting from strong user growth and monetization improvements in Video Poker Classic and the successful launch of Crypto Trillionaire during Q1 2019, which was partially offset by the continued weakening of our Rapid-Launch Games, driven primarily by DAU declines from within our Rapid-Launch Game portfolio.

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Bookings by Game Type
Category Leading Apps	$566	$281	$1,211	$550
Rapid-Launch	219	436	542	1,050
Total	$785	$717	$1,753	$1,600

Our Category Leading Apps bookings increased $285 thousand, or 101%, to $566 thousand for the three months ended June 30, 2019, from $281 thousand for the three months ended June 30, 2018.

Our Category Leading Apps bookings increased $661 thousand, or 120%, to $1,211 thousand for the six months ended June 30, 2019, from $550 thousand for the six months ended June 30, 2018.

The increase in our Category Leading Apps bookings in both comparative periods was due to an increase in both consumer app store transactions and advertising related bookings resulting primarily from strong user growth and monetization improvements in Video Poker Classic, combined with the successful launch of Crypto Trillionaire during Q1 2019.

Our Rapid-Launch Games’ bookings decreased $217 thousand, or 50%, to $219 thousand for the three months ended June 30, 2019, from $436 thousand for the three months ended June 30, 2018.

Our Rapid-Launch Games’ bookings decreased $508 thousand, or 48%, to $542 thousand for the six months ended June 30, 2019, from $1,050 thousand for the six months ended June 30, 2018.

The decrease in these bookings in both comparative periods was attributable primarily to a decrease in both consumer app store transactions and advertising related bookings resulting from the continued decrease in DAUs and new player downloads across our Rapid-Launch Games portfolio.

The following table presents a reconciliation of bookings to revenue for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
(In thousands)	(In thousands)		(In thousands)
Bookings	$768	$717	$1,752	$1,600
Change in deferred revenue	578	17	407	22
Revenue	$1,346	$734	$2,159	$1,622

Limitations of Bookings

●	Bookings do not reflect that we defer and recognize certain mobile game revenue over the estimated life of durable virtual goods; and

●	other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including revenue, net income (loss) and our other financial results presented in accordance with U.S. GAAP.

Adjusted EBITDA Results

Our Adjusted EBITDA increased $282 thousand to $292 thousand for the three months ended June 30, 2019 from $10 thousand for the three months ended June 30, 2018. The increase in adjusted EBITDA is due to decreases in net loss, income taxes, depreciation and amortization of other assets, and stock-based compensation expense, and increases in interest income and amortization of capitalized software development during the comparative periods.

Our Adjusted EBITDA increased $56 thousand to $226 thousand for the six months ended June 30, 2019 from $170 thousand for the six months ended June 30, 2018. The increase in adjusted EBITDA is due to decreases in net loss, interest expense, income taxes, depreciation and amortization of other assets, amortization of debt discount and stock-based compensation expense and an increase in amortization of capitalized software development during the comparative periods.

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Reconciliation of Net Loss to Adjusted EBITDA: (in thousands)

Net loss	$(265)	$(557)	$(925)	$(1,473)

Interest (income) expense, net	(4)	(1)	(2)	135
Income taxes	-	4	-	4
Amortization of capitalized software development	156	142	341	271
Depreciation and amortization of other assets	1	2	3	5
Amortization of debt discount	-	-	-	188
Stock-based compensation expense	405	420	809	1,040
Adjusted EBITDA	$293	$10	$226	$170

Limitations of Adjusted EBITDA

●

Adjusted EBITDA does not include the impact of stock-based compensation expense, impairment of intangible assets previously acquired, acquisition-related transaction expenses, contingent consideration fair value adjustments and restructuring expense;

●	Adjusted EBITDA does not reflect income tax expense;

●	Adjusted EBITDA does not include other income or expense, which includes interest income or expense;

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TAPINATOR INC.

Date: August 13, 2019	By:	/s/ Ilya Nikolayev
Ilya Nikolayev
Chief Executive Officer

Date: August 13, 2019	By:	/s/ Andrew Merkatz
Andrew Merkatz
President and Chief Financial Officer

Date: August 13, 2019	By:	/s/ Brian Chan
Brian Chan
Vice President of Finance and Accounting