Form 10-Q
period 2019-09-30
Tapinator, Inc.
filed 2019-11-14
CIK 1647170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Shares of Tapinator, Inc. common stock, $0.001 par value per share, outstanding as of November 14, 2019: 87,979,526

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to develop successful games that we are able to monetize;

●	our ability to generate revenues and gross margins from games designed for smartphones and tablets;

●	our heavy reliance on mobile infrastructure providers, including Apple, Facebook, Google and Amazon;

●	our ability to achieve a sufficient return on investment with respect to freemium mobile games;

●	our ability to maintain the popularity of our games;

●	our ability to deliver “hit” products and services and compete with products built by competitors;

●	our reliance on a small number of games for a significant portion of our revenue;

●	our ability to compete with, or, if necessary, adapt our business model to, subscription-based gaming services;

●	our ability to compete in a rapidly evolving industry;

●	our ability to prevent or mitigate the impact of security breaches, computer viruses and computer hacking attacks;

●	risks associated with interruptions in our technology infrastructure;

●	risks associated with the amount of resources required to manage our business and operations;

●	our ability to successfully identify, acquire and integrate acquisition candidates and manage the resulting growth therefrom;

●	risks associated with our games competing against each other for user attention;

●	our ability to generate revenue from advertisement arrangements within our games;

●	risks associated with declining revenue, bookings and operating margins;

●	our reliance on our senior management team and game designers;

●	risks associated with the adoption of mobile devices as a game platform;

●	risks associated with our relatively new business model and limited operating history;

●	risks associated with “cheating” programs that exploit our games and players;

●	our ability to protect and enforce our intellectual property rights;

●	risks associated with litigation;

●	our ability to comply with laws and regulations, including those related to data privacy and personal information;

●	risks associated with volatility in the price of our common stock; and

●	our ability to maintain effective internal controls over financial reporting.

We caution you that the foregoing list may not contain all of the risk factors that may impact the forward-looking statements made in this report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the sections titled “Risk Factors” in our latest Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

TAPINATOR, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

TAPINATOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018

Assets
Current assets:
Cash	$260,209	$871,312
Accounts receivable	301,390	227,803
Prepaid expenses	206,348	215,216
Total current assets	767,947	1,314,331

Property and equipment, net	8,156	7,583
Right-to-use asset, net	128,617	-
Software development costs, net	850,856	878,815
Investments	5,000	5,000
Security deposits	22,698	22,698
Total assets	$1,783,274	$2,228,427

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$285,593	$145,484
Accounts payable & accrued expenses – related party	-	144,639
Due to director	10,000	15,000
Due to related parties	52,726	43,293
Deferred Revenue	310,840	481,886
Lease liability – short term	53,484	-
Total current liabilities	712,643	830,302

Long term liabilities:
Lease liability – long term	75,134	-
Deferred Revenue	164,055	229,682
Total liabilities	951,832	1,059,984

Commitments and contingencies (see Note 13)	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 1,532,500 shares authorized with any series of designation:
Series A convertible preferred stock, $0.001 par value; 0 shares and 840 shares designated at September 30, 2019 and December 31, 2018; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series A-1 convertible preferred stock, $0.001 par value; 0 shares and 1,500 shares designated at September 30, 2019 and December 31, 2018; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series B convertible preferred stock, $0.001 par value; 0 shares and 1,854 shares designated at September 30, 2019 and December 31, 2018; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 87,979,526 shares issued and outstanding at September 30, 2019 and December 31, 2018	87,980	87,980
Additional paid-in capital	13,207,025	12,047,650
Accumulated deficit	(12,463,563)	(10,967,187)
Total stockholders' equity	831,442	1,168,443
Total liabilities and stockholders' equity	$1,783,274	$2,228,427

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$818,703	$681,337	$2,977,353	$2,303,698

Operating expenses:
Cost of revenue excluding depreciation and amortization	262,536	166,521	991,103	710,286
Research and development	123,904	43,261	203,419	198,492
Marketing and public relations	165,308	128,686	586,531	302,421
General and administrative	684,175	782,823	2,196,098	2,403,230
Amortization of software development costs	153,283	166,176	494,285	437,199
Depreciation and amortization of other assets	1,331	2,230	4,437	7,085
Total expenses	1,390,537	1,289,697	4,475,873	4,058,713

Operating loss	(571,834)	(608,360)	(1,498,520)	(1,755,015)

Other (income) expenses
Amortization of debt discount	-	-	-	187,876
Interest (income) expense, net	(352)	(1,136)	(2,144)	133,465
Total other (income) expenses	(352)	(1,136)	(2,144)	321,341

Loss before income taxes	(571,482)	(607,224)	(1,496,376)	(2,076,356)

Income taxes	-	775	-	4,575

Net loss	$(571,482)	$(607,999)	$(1,496,376)	$(2,080,931)

Net loss per share:

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	87,979,526	95,625,972	87,979,526	89,493,874

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Nine months ended September 30, 2019

	Common Stock		Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Additional Paid-In-	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances at December 31, 2018	87,979,526	$87,980	-	$-	-	$-	-	$-	$12,047,650	$(10,967,187)	$-	$1,168,443

Stock based compensation	-	-	-	-	-	-	-	-	404,375	-	-	404,375

Net loss	-	-	-	-	-	-	-	-	-	(659,703)	-	(659,703)
Balances at March 31, 2019 (unaudited)	87,979,526	87,980	-	-	-	-	-	-	12,452,025	(11,626,890)	-	913,115

Stock based compensation	-	-	-	-	-	-	-	-	404,375	-	-	404,375

Net loss	-	-	-	-	-	-	-	-	-	(265,191)	-	(265,191)
Balances at June 30, 2019 (unaudited)	87,979,526	87,980	-	-	-	-	-	-	12,856,400	(11,892,081)	-	1,052,299
Stock based compensation	-	-	-	-	-	-	-	-	404,375	-	-	404,375

Exchange of RSU’s									(53,750)		-	(53,750)

Net loss	-	-	-	-	-	-	-	-	-	(571,482)	-	(571,482)
Balances at September 30, 2019 (unaudited)	87,979,526	$87,980	-	$-	-	$-	-	$-	$13,207,025	$(12,463,563)	$-	$831,442

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Nine months ended September 30, 2018

	Common Stock		Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Additional Paid-In-	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances at December 31, 2017	59,459,303	$59,459	420	$1	1,500	$2	-	$-	$7,535,969	$(7,970,693)	$100,000	$(275,262)

Issuance of common stock upon exercise of warrants	1,000,000	1,000	-	-	-	-	-	-	119,000	-	-	120,000

Issuance of common stock for cash at $0.12	25,000,002	25,000	-	-	-	-	-	-	2,975,000	-	-	3,000,000

Issuance costs from common stock offering	-	-	-	-	-	-	-	-	(418,213)	-	-	(418,213)

Conversion of Series A1 Preferred Stock to Common Stock	6,000,000	6,000	-	-	(1,500)	(2)	-	-	(5,998)	-	-	-

Conversion Series A Preferred Stock, Senior Debenture and accrued interest to Series B Preferred Stock	-	-	(420)	(1)	-	-	1,854	2	492,383	-	-	492,384

Issuance of purchased warrants for cash of $100	-	-	-	-	-	-	-	-	416,106	-	-	416,106

Non-controlling interest buyback	-	-	-	-	-	-	-	-	-	-	(100,000)	(100,000)

Stock based compensation	-	-	-	-	-	-	-	-	204,412	-	-	204,412

Net loss	-	-	-	-	-	-	-	-	-	(915,880)	-	(915,880)
Balances at March 31, 2018 (unaudited)	91,459,305	91,459	-		-	-	1,854	2	11,318,659	(8,886,573)	-	2,523,547

Conversion of Series B Preferred Stock to Common Stock	4,166,667	4,167	-	-	-	-	(500)	(1)	(4,166)	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-	419,764	-	-	419,764

Net loss	-	-	-	-	-	-	-	-	-	(557,052)	-	(557,052)
Balances at June 30, 2018 (unaudited)	95,625,972	95,626	-	-	-	-	1,354	1	11,734,257	(9,443,625)	-	2,386,259
Repurchase of Series B Preferred Stock	-	-		-		-	(1,354)	(1)	(366,706)	-	-	(366,707)
Stock-based compensation	-	-		-		-		-	412,717	-	-	412,717
Net loss	-	-		-		-		-	-	(607,999)	-	(607,999)

Balances at September 30, 2018 (unaudited)	95,625,972	$95,626	-	$-	-	$-	$-	$-	$11,780,268	$(10,051,624)	$-	$1,824,270

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2019	2018
Cash flows from operating activities:
Net loss	$(1,496,376)	$(2,080,931)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of software development costs	494,285	437,199
Depreciation and amortization of other assets	4,437	7,085
Amortization of debt discount	-	187,876
Amortization of original issue discount	-	51,230
Stock based compensation	1,213,125	1,452,899

(Increase) decrease in assets:
Accounts receivable	(73,587)	103,961
Prepaid expenses	8,868	(16,459)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	140,110	47,284
Deferred Revenue	(236,673)	184,001
Due to related parties	(193,956)	(60,535)
Net cash (used in) provided by operating activities	(139,767)	313,610

Cash flows from investing activities:
Capitalized software development costs	(466,326)	(641,702)
Purchase of property and equipment	(5,010)	(1,438)
Net cash used in investing activities	(471,336)	(643,140)

Cash flows from financing activities:
Net proceeds from exercise of common stock warrants	-	120,000
Net proceeds from issuance of common stock	-	2,581,787
Repurchase of Series B Preferred Stock	-	(366,707)
Senior convertible debenture principal payment	-	(1,142,857)
Buyback of non-controlling interest	-	(100,000)
Net proceeds from sale of common stock warrants	-	100
Net cash provided by financing activities	-	1,092,323

Net change to cash and cash equivalents	(611,103)	762,793
Cash at beginning of period	871,312	246,755
Cash at end of period	$260,209	$1,009,548

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$57,143
Cash paid for taxes	$-	$4,575

Non-cash investing and financing activities:
Prepaid asset reclassed as transaction costs	$-	$10,000
Conversion of Series A Preferred stock, Senior Debenture and accrued interest to Series B Preferred Stock	$-	$492,384
Right-to-use asset and lease liability recorded upon the adoption of ASC 842	$165,096	$-
Accrued RSU payout charged to additional paid-in-capital	$53,750	$-

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company

Tapinator, Inc. (“Tapinator,” the “Company,” “we,” “our” or “us”) develops and publishes apps for mobile platforms that we believe can be leaders within their respective categories, with a focus on social-casino games. We refer to these titles as “Category Leading Apps.” Our library includes over 300 titles that, collectively, have achieved over 495 million mobile downloads, including notable properties such as Video Poker Classic and Solitaire Dash. We generate revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases and subscriptions. Founded in 2013, we are headquartered in New York, with product development and marketing teams located in North America, Europe and Asia. Consumers can find high-quality mobile applications from Tapinator wherever they see the “T” character logo.

We were originally incorporated on December 9, 2013 in the state of Delaware. On December 12, 2013, we merged with Tapinator, Inc., a Nevada Corporation. We were the surviving corporation of this merger. On June 16, 2014, we executed a securities exchange agreement with the members of Tapinator LLC, a New York limited liability company, whereby we issued shares of our common stock to the members of Tapinator LLC in exchange for 100% of the outstanding membership interests of Tapinator LLC. The transaction resulted in a business combination and a change of control within its business purpose. For accounting and financial reporting purposes, Tapinator LLC was considered the acquirer and the transaction was treated as a reverse merger. We have been focused exclusively on mobile games and applications since our inception.

The Company currently publishes two types of mobile applications: Category Leading Apps and Rapid-Launch Games. Beginning in 2017, we shifted our focus from our legacy Rapid-Launch Games business to our Category Leading Apps business, and while we continue to publish both types of games based on our substantial library, our new development and publishing activities are exclusively focused on Category Leading Apps.

We believe our Category Leading Apps are visually beautiful, functionally in-depth products, with high production values and significant revenue potential. They are developed and published selectively based on both original and licensed intellectual property. These apps are monetized primarily through consumer app store transactions and, to a lesser extent, through brand advertising. These apps are published primarily under the Tapinator brand.

Our Rapid-Launch Games are legacy titles that were developed and published in significant quantity beginning in 2013. These are highly casual products that were built economically and rapidly based on a series of internally developed game engines. These games are monetized primarily through the sale of branded advertisements and via paid downloads. Since our formation, we have compiled a large library of over 300 such. Our Rapid-Launch Games are published primarily under our Tap2Play brand.

Note 2 —Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, Tapinator, LLC, Tap2Play, LLC, and Revolution Mobile, LLC (f/k/a Revolution Blockchain, LLC). All significant intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the presentation used in the condensed consolidated financial statements for the quarter ended September 30, 2019.

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

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with Accounting Standards Update (“ASU”) 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), the Company evaluates its agreements with mobile platforms and advertising networks to determine whether it is acting as the principal or as an agent when selling its games or when selling premium in-game content or advertisements within its games, which it considers in determining if revenue should be reported gross or net. Key indicators that the Company evaluates to reach this determination include:

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

Paid Downloadable Games:

Some of our legacy Rapid-Launch Games are offered as paid downloadable games on certain mobile platforms. For an individual sale of a game with both online and offline functionality, we would typically have three distinct performance obligations; (1) the software license; (2) a right to receive future updates; and (3) online hosting. The software license performance obligation represents the game that is delivered digitally at the time of sale and the software license typically provides access to offline core game content. The future update rights performance obligation to provide future updates would include updates on a when-and-if-available basis such as software patches or updates, and/or additional free content to be delivered in the future. The online hosting performance obligation consists of providing the customer with a hosted connection for online playability. For these legacy Rapid-Launch Games, since we do not provide software updates or additional content, and since we do not host any online content for these games as they are not playable online, the only performance obligation that we recognize is the software license. The sales price allocated to the software license performance obligation is recognized at a point in time upon delivery (which is usually at or near the same time as the booking of the transaction).

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

If we are unable to differentiate revenue attributable to durable virtual goods from consumable virtual goods for a specific game, we attribute all virtual goods revenue for that game as durable virtual goods.

Consumable Virtual Goods:

Consumable virtual goods are items such as one-time game boosts consumed at a predetermined time or otherwise have limitations on repeated use. For the sale of consumable virtual goods, we recognize revenue, and the associated costs, as the goods are consumed. Our revenues from consumable virtual goods have been insignificant since the Company’s formation.

Durable Virtual Goods:

Durable virtual goods are items including virtual currency and premium in-game content such as power-ups, skins and equipment that remain in the game for as long as the player continues to play. We recognize revenue and the associated costs, from the sale of durable goods ratably over the estimated average playing period of paying players for the applicable game, which represents our best estimate of the average life of durable virtual goods.

We have partnered with third party advertising networks to provide rewarded video advertising to players of our games. A rewarded video advertisement enables users to acquire virtual currency, a durable virtual good, in exchange for watching a short video instead of paying cash. For rewarded video advertisements, similar to, purchased durable virtual goods, revenue is initially recorded to deferred revenue and then recognized ratably over the estimated average playing period of paying players for the applicable game, which represents our best estimate of the average life of durable virtual goods.

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On a periodic basis, we determine the estimated average playing period for paying players by game or genre via a representative proxy game from within that specific game. To make this estimate, we examine player data beginning at the time of a player’s first purchase within that game and ending on a date when that paying player is no longer playing the game. To determine when paying players are no longer playing a given game, we measure the populations of paying players (the “daily cohort”) from the date of their first installation of the game and track each daily cohort to understand the number of players from each daily cohort who played the game after their initial purchase. For titles where we have at least 90 days of paying players’ historical usage data on a daily cohort size of at least 100 paying players (“Tracked Titles”), we compute an expected average playing period for paying users using this dataset and applying a curve-fitting model.

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

For the nine months ended September 30, 2019, as a result of a change in our estimates regarding the average useful lives of certain of our durable virtual goods, we recognized approximately $521,000 of previously deferred mobile game revenue and corresponding platform fee expense of $156,000 resulting in a net increase in income from operations of approximately $365,000 for the periods. This change in estimates did not materially impact our earnings per share for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, there were no change in estimates regarding the average useful lives of durable virtual goods that required adjusting the recognition period of deferred revenue and associated costs in prior periods.

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

On August 7, 2018, we entered into a License Agreement (the “SD License Agreement”) pursuant to which we granted an affiliate of Cheetah Mobile, Inc. (the “Licensee”) the exclusive, worldwide right to localize, publish, distribute and operate one of the Company’s mobile games. The SD License Agreement represents an Arrangement with Multiple Performance Obligations.

As consideration for the grant of rights to the Licensee under the License Agreement, Licensee agreed to make guaranteed upfront payments to the Company (the “Upfront Payments”). The Upfront Payments impacts our revenue recognition as it relates to the distinction between functional intellectual property and symbolic intellectual property for licensing arrangements. We are required to make such distinction based on the nature of the license and recognize revenue at a point in time for functional intellectual property and over time for symbolic intellectual property (such as trademarks, brands and character images). The SD License Agreement also requires that the Company provide specific goods and services in the form of regular software updates.

We have determined the SD License Agreement includes multiple performance obligations related to functional intellectual property, symbolic intellectual property and software-related services (updates). For these three components, revenue associated with individual performance obligations is recorded separately as they are each distinct obligations. The standalone selling price for each component is determined by using an expected cost plus margin approach. The amounts assigned to each product or service is recognized when the product is delivered and/or when the services are performed. The obligation associated with functional intellectual property is deemed satisfied when we have transferred the software license to Licensee and the Licensee has deployed the intellectual property into the market. The symbolic intellectual property obligations are deemed to be performed over an extended period, whereby revenue is generally recognized over time on a ratable basis over the initial term of the SD License Agreement. The software-related services obligations (updates) are also deemed to be performed over an extended period, whereby revenue is generally recognized over time, on a ratable basis over the initial term of the SD License Agreement.

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue:

The following table summarizes revenue from contracts with customers for the three months and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Display Ads & Offers (point-in-time revenue)	$110,433	$161,770	$408,665	$739,170
Paid Downloadable Games (point-in-time recognition)	177,861	152,200	493,017	661,064
Durable Virtual Goods (over-time recognition):
In-Game Currency and Premium In-Game Content	461,513	192,336	1,819,543	683,517
Rewarded Video Ads	20,207	14,094	126,124	59,010
Arrangements with Multiple Performance Obligations (over-time recognition):
Subscriptions	26,813	-	64,376	-
License Agreement Upfront Payments	21,876	160,937	65,628	160,937
Total Revenue	$818,703	$681,337	$2,977,353	$2,303,698

The Company reports as a single segment - mobile applications.  In the disaggregation above, the Company categorizes revenue by type and by over-time or point-in-time recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of September 30, 2019 and December 31, 2018, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

Cash Equivalents

For purposes of the Company’s financial statements, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2019 and December 31, 2018.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of September 30, 2019, the total amount exceeding such limit was $10,209.

The Company derives revenue from mobile app platforms, advertising networks and licensing which individually may contribute 10% or more of the Company’s revenues in any given year. For the nine months ended September 30, 2019, revenue derived from two mobile app platforms comprised 45% of total revenue. For the nine months ended September 30, 2018, revenue derived from two mobile app platforms comprised 50% of such period’s total revenue.

As of September 30, 2019, the receivable balance from two mobile app platforms comprised 73% of the Company’s total accounts receivable balance. As of December 31, 2018, the receivable balance from two mobile app platforms comprised 66% of the Company’s total accounts receivable balance and the receivable balance from one advertising network comprised 10% of the Company’s total accounts receivable balance.

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

Impairment of Long-lived Assets

The Company regularly reviews property, equipment, software development costs and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Based upon management’s assessment, there was no impairment of the Company’s property and equipment at September 30, 2019 and December 31, 2018. Management has deemed that certain software development costs were impaired at December 31, 2018 and such impairments are more fully described in Note 9.

In general, investments in which the Company owns less than 20% of an entity’s equity interest or does not hold significant influence over the investee are accounted for under the cost method. Under the cost method, these investments are carried at the lower of cost or fair value. The Company periodically assesses its cost method investments for impairment. If determination that a decline in fair value is other than temporary, the Company will write-down the investment and charge the impairment against operations. At September 30, 2019 and December 31, 2018, the carrying value of our investments totaled $5,000.

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

Cost of Revenue (excluding amortization of software development costs)

Cost of revenue includes primarily platform and advertising network fees, licensing costs and hosting fees. The Company, along with all mobile application publishers, is required to pay platform fees to Apple, Google and Amazon equal to approximately 30% of gross revenue derived from such platforms. The Company is also required to pay a revenue share of approximately 30% to advertising networks and similar service providers.

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

For the nine months ended September 30, 2019 and 2018, potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share amounted to 49,875,006 and 50,250,002, respectively, consisting of restricted stock units, common stock options and common stock warrants.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date through the date of issuance of this Form 10-Q (See Note 15).

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. An additional update was issued by FASB in January 2018 to ASC Topic 842. We adopted the standard using the optional transition method by recognizing a cumulative-effect adjustment to the balance sheet at January 1, 2019 and not revising prior period presented amounts. The processes that are in final refinement related to our full implementation of the standard include: i) finalizing our estimates related to the applicable incremental borrowing rate at January 1, 2019 and ii) process enhancements for refining our financial reporting procedures to develop the additional required qualitative and quantitative disclosures beginning in 2019. We have elected the following practical expedients: i) we have not reassessed whether any expired or existing contracts are or contain leases, ii) we have not reassessed lease classification for any expired or existing leases, iii) we have not reassessed initial direct costs for any existing leases, and iv) we have not separated lease and non-lease components.

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

	Three months ended
	September 30,
	2019	2018
Net loss	$(571,482)	$(607,999)
Shares used to compute net loss per share:
Weighted average common shares outstanding	87,979,526	95,625,972
Weighted average common shares subject to restrictions	—	—
Weighted average shares used to compute basic and diluted net loss per share	87,979,526	95,625,972
Net loss per share - basic and diluted	$(0.01)	$(0.01)

	Nine months ended
	September 30,
	2019	2018
Net loss	$(1,496,376)	$(2,080,931)
Shares used to compute net loss per share:
Weighted average common shares outstanding	87,979,526	89,493,874
Weighted average common shares subject to restrictions	—	—
Weighted average shares used to compute basic and diluted net loss per share	87,979,526	89,493,874
Net loss per share - basic and diluted	$(0.02)	$(0.02)

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following warrants to purchase common stock, options to purchase common stock and restricted stock units (“RSUs”) have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Nine months ended
	September 30,
	2019	2018
Warrants to purchase common stock	34,200,002	34,200,002
Options to purchase common stock	15,675,004	5,050,000
RSU’s	-	11,000,000
Total excluded securities	49,875,006	50,250,002

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

As of September 30, 2019 and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 825, Financial Instruments.

 Note 5 — Accounts Receivable

Accounts receivable consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Accounts receivable	$301,390	$227,803
Less: Allowance for doubtful accounts	-	-
Accounts receivable, Net	$301,390	$227,803

The Company had no bad debts during the nine months ended September 30, 2019 and 2018.

Note 6 — Prepaid Expenses

Prepaid expense consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31
	2019	2018
Deferred platform commission fees	$65,557	$178,692
Deferred royalties	2,345	1,157
Other	138,446	35,367
Total Prepaid Expenses	$206,348	$215,216

Note 7 — Property and Equipment

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Leasehold improvements	$2,433	$2,435
Furniture and fixtures	10,338	10,337
Computer equipment	31,507	26,496
Property and equipment cost	44,278	39,268
Less: accumulated depreciation	(36,122)	(31,685)
Property and equipment, net	$8,156	$7,583

During the nine months ended September 30, 2019 and 2018, depreciation expense was $4,437 and $7,085, respectively.

TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 — Right-to-use assets and lease liability

In August 2016, the Company entered into a lease agreement, whereby the Company agreed to extend the lease for office space in New York, NY, commencing September 1, 2016 and expiring on December 31, 2021 at an initial rate of $4,625 per month with escalating payments.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter of which is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. In determining the length of the lease term to its long term lease, the Company determined not to consider an embedded 3-year option primarily due to (i) the renewal rate is at future market rate to be determined and (ii) Company does not have significant leasehold improvements that would restrict its ability to consider relocation. At the lease commencement date, the Company estimated the lease liability and the right-of-use assets at present value using the Company’s estimated incremental borrowing rate of 7% and determined the initial present value, at inception, of $165,096. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-to-use assets of $165,096, lease liability of $165,096 and eliminated deferred rent of $3,377.

Right-to-use assets is summarized below:

September 30, 2019
Office lease	$165,096
Less accumulated amortization	(36,479)
Right-to-use assets, net	$128,617

During the nine months ended September 30, 2019, the Company recorded $44,533 as lease expense to current period operations.

Lease liability is summarized below:

September 30, 2019
Office lease	$128,618
Less: short term portion	(53,484)
Long term portion	$75,134

Maturity analysis under the lease agreement is as follows:

Three months ended December 31, 2019	$15,163
Year ended December 31, 2020	61,253
Year ended December 31, 2021	63,090
Total	139,506
Less: Present value discount	(10,888)
Lease liability	$128,618

Lease expense for the nine months ended September 30, 2019 was comprised of the following:

Operating lease expense	$44,533
Short-term lease expense	-
Variable lease expense	-
$44,533

Note 9 — Capitalized Software Development

Capitalized software development costs at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Software development cost	$4,532,753	$4,066,427
Less: Accumulated amortization	(3,105,276)	(2,610,991)
Less: Impairment of software development cost	(576,621)	(576,621)
Software development cost, net	$850,856	$878,815

During the nine months ended September 30, 2019 and 2018, amortization expense related to capitalized software was $494,285 and $ 437,199 respectively. At December 31, 2018, management deemed that the net software development cost carrying amount related to certain of our released and unreleased mobile games was likely not recoverable, thus the Company took an impairment charge of $320,311 as of December 31, 2018.

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Investments

In January 2015, the Company made a $5,000 passive investment into Peer5, a Tel Aviv, Israel based internet infrastructure company focused on improving the scalability and efficiency of mobile and internet content delivery.

Note 11 - Related Party Transactions

Games Revenue Share and Stock Repurchase Agreement

On December 28, 2018, the Company entered into a Games Revenue Share and Stock Repurchase Agreement (the “Rapid-Launch Games Agreement”) with TapGames, a Pakistani registered firm (“TapGames”), Khurram Samad, a major shareholder, (the “Stockholder”), Rizwan Yousuf and Tap2Play, LLC, a wholly-owned subsidiary of the Company, whereby the Company repurchased from the Stockholder 7,646,446 shares (the “Repurchased Shares”) of the Company’s common stock, for a per share purchase price of $0.02, or an aggregate purchase price of $144,639 as further described below.

In consideration for the Repurchased Shares, the Company agreed to share all revenue, net of any and all third-party platform fees, generated from the Company’s Rapid-Launch Games identified in the Rapid-Launch Games Agreement (the “Subject Games”) with TapGames, an entity in which the Stockholder has an equity interest. Pursuant to the terms of the Rapid-Launch Games Agreement and effective as of January 1, 2019, 60% of all such revenue relating to the Subject Games will be paid to TapGames with the Company retaining the remaining 40%. The Company and its Tap2Play subsidiary will retain all intellectual property rights and title to the Subject Games but will not be responsible for any updates or maintenance with respect to the Subject Games, including any advertising or marketing expenses. The Company has recorded an amount due to related parties in the amount of $144,639 at December 31, 2018 whereby the Repurchased Shares are paid from net revenue share proceeds. The Company’s remaining balance due on the share repurchase was $0 and $144,639 as of September 30, 2019 and December 31, 2018, respectively.

Game Development

As of September 30, 2019 and December 31, 2018, the Company had balances due (from) to related parties, related to software development services, of $(1,024) and $43,293, respectively.

RSU Exchange

On September 30, 2019, certain officers and directors exchanged partially-vested, RSUs with an aggregate of 10,750,000 of underlying and unissued common shares for newly-awarded, unvested stock options representing the right to purchase 10,750,000 underlying common shares with an exercise price of $.06 per share and an aggregate payable amount of $53,730 which is included in the line item due to related parties (See Note 14).

Director Fees

As of September 30, 2019 and December 31, 2018, the Company had balances due to related parties, related to quarterly director fees, of $10,000 and $15,000, respectively.

Note 12 — Senior Secured Convertible Debenture

On June 19, 2015, the Company and Hillair Capital Investment L.P. (“Hillair”) entered into a Securities Purchase Agreement, dated June 19, 2015 (the “Purchase Agreement”) pursuant to which the Company issued to Hillair the following (i) $2,240,000 8% Original Issue Discount Senior Secured Convertible Debenture (the “Original Debenture”) which was convertible into shares of the Company’s common stock at a price per share of $.205, (ii) Series A common stock purchase warrants to purchase up to 10,926,829 shares of common stock with an exercise price of $.30 and (iii) Series B common stock purchase warrants to purchase up to 10,926,829 shares of common stock with an exercise price of $.30 (collectively, the terms of which are referred to herein as the “Original Financing”).

In July 28, 2016, the Company and Hillair entered into an Exchange Agreement (“2016 Exchange Agreement”) to amend and refinance the terms of the Original Debenture. Immediately prior to the 2016 Exchange Agreement, the Company owed cash payments to Hillair of $560,000 on October 1, 2016 and $1,120,000 on January 1, 2017 under the Original Debenture. Pursuant to the 2016 Exchange Agreement, the following material terms of the Original Financing were amended, altered and/or ratified: (i) the Original Debenture was exchanged in its entirety for the issuance of a new 8% Original Issue Discount Senior Secured Convertible Debenture with an original principal amount of $2,394,000 and an increased conversion price of $0.25 (the “2016 Debenture”), (ii) the issuance of 420 shares of a new Series A Convertible Preferred Stock as further described by the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock which were initially exercisable for up to 1,680,000 shares of Company’s common stock, (iii) the extension of the maturity date of the Series A Warrant from June 22, 2020 until July 28, 2021, (iv) the cancellation of the Series B Warrants in their entirety, (v) the ratification of the Security Agreement executed by the Company with respect to all of its assets (as required by the initial Purchase Agreement and Original Debenture) as continued collateral for the New Debenture, as well as the ratification of the associated subsidiary guarantees and pledges, and (vi) Hillair was granted the right to make a subsequent cash investment of $2,100,000 in our business in exchange for the issuance of an additional debenture in the original principal amount of $2,394,000 and the issuance of 420 shares of preferred stock.

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

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On February 23, 2018, the Company entered into a Series B Exchange Agreement (the “Series B Exchange Agreement”) with HSPL to amend the terms of the 2017 Amended Agreement. On February 23, 2018, the Company paid to HSPL $1,200,000 in cash for a net reduction of the principal amount of the Amended 2016 Debenture of $1,142,857 after giving effect to a 5% prepayment penalty which resulted in a remaining principal balance of $1,017,143 plus all accrued but unpaid interest under the 2016 Debenture (the “Remaining 2016 Debenture Balance”). Pursuant to the Series B Exchange Agreement, the Remaining 2016 Debenture Balance and the Series A Preferred Stock were exchanged in their entirety (and thus cancelled) for the issuance of 1,854 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) which were initially exercisable for up to 15,450,000 shares of Company’s common stock, subject to adjustment. As a result of the Series B Exchange Agreement, the Company eliminated all of its outstanding debt. Each share of the Series B Preferred Stock has a conversion price of $0.12 and a stated value of $1,000.

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

During the nine months ended September 30, 2019 and 2018, amortization of the debt discount related to the Senior Secured Convertible Debentures was $0 and $187,876 respectively. During the nine months ended September 30, 2019 and September 30, 2018, amortization of the original issue discount related to the Senior Secured Convertible Debentures was $0 and $51,230, respectively.

Note 13 — Commitments and Contingencies

License Agreement

On August 7, 2018 (the “Effective Date”), the Company entered into the SD License Agreement, pursuant to which the Company granted the Licensee the exclusive, worldwide right to localize, publish, distribute and operate the Company’s mobile game titled Solitaire Dash – Card Game (“Solitaire Dash”).

As consideration for the grant of rights to the Licensee under the SD License Agreement, the Licensee agreed to make upfront payments to the Company in the aggregate of $500,000 payable in installments (the “Upfront Payments”). The Company received $200,000 in Upfront Payments in the nine months ended September 30, 2019 and $300,000 in Upfront Payments in September 2018. In addition, for sales of Solitaire Dash, the SD License Agreement provides an ongoing net revenue share formula which would allow the Company to receive certain percentages of the revenues received by the Licensee based on certain revenue targets in addition to the Upfront Payments.  As part of a separate agreement, the Company agreed to pay the third-party who introduced the Company and the licensee 6.5% of all payments received by the Company under the SD License Agreement. In connection with the SD License Agreement, the Company has recognized cumulative revenue of $248,441 as of September 30, 2019. The remaining balance of deferred revenue, in connection with the SD License Agreement, as of September 30, 2019 and December 31, 2018 amounts to $251,559 and $317,187, respectively.

The SD License Agreement provides for a term of four years from the Effective Date and will automatically renew for subsequent one-year periods unless the Licensee notifies the Company of its intent to terminate within 90 days before the end of the fourth year or any subsequent renewal period. During the term of the contract, the Company is responsible to maintain and develop updates of Solitaire Dash and provide such versions to the Licensee. Either party may also unilaterally terminate the SD License Agreement under certain circumstances.

Minimum Developer Commitments

Future developer commitments as of September 30, 2019 were $314,863. These developer commitments reflect the Company’s estimated minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones.

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2019, future unpaid developer commitments were as follows:

Future
Minimum
Developer
Year Ending December 31,	Commitments
2019	$104,954
2020	209,909
$314,863

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Note 14 — Stockholders’ Equity

Common and Preferred Stock

At September 30, 2019 and December 31, 2018, the authorized capital of the Company consisted of 250,000,000 shares of common stock, par value $0.001 per share, and 1,532,500 shares of blank check preferred stock, par value $0.001 per share. At December 31, 2018, the Company had designated 840 shares as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500 shares as Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”), and 1,854 as Series B Convertible Preferred Stock (“Series B Preferred”). On June 27, 2019, the Company filed three Certificates of Elimination with the Secretary of State of the State of Delaware eliminating the designated Series A Preferred, Series A-1 Preferred and Series B Preferred. On January 23, 2018, via written consent of a majority of its stockholders, the Company increased the number of its authorized share of common stock from 150,000,000 to 250,000,000.

In February, 2017, the Company entered into a stock purchase agreement with an individual investor for the purchase of 500,000 shares of the Company's common stock for an aggregate purchase price of $150,000, or $0.30 per share. In connection with the financing, the Company also issued to the investor two warrants. Each warrant has a term of three years and each warrant shall enable the investor to purchase up to an additional 500,000 shares of the Company's common stock at an exercise price of $.30 per share and $.36 per share, respectively. On January 18, 2018, the Company reduced the exercise price per share of the two warrants from $0.36 and $0.30 to $0.12.  Upon the reduction of the exercise price, the shareholder elected to exercise both warrants for an aggregate cash payment of $120,000 for 1,000,000 shares of common stock.

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

On February 23, 2018, the Company entered into a Series B Exchange Agreement with HSPL. Pursuant to the agreement the remaining 2016 Debenture balance and the 420 shares of Series A Preferred Stock outstanding, held by HSPL, were exchanged in their entirety (and thus cancelled) for the issuance of 1,854 shares of Series B Convertible Preferred Stock (See Note 12).

On May 2, 2018, the holder of our Series B Preferred Stock elected to convert 500 of its 1,854 shares of Series B Stock into 4,166,667 shares of the Company’s common stock.  The 4,166,667 shares of common stock converted under the Series B Stock were issued without restrictive legend pursuant to Section 4(a)(1) of the Securities Act.

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 7, 2018, we entered into a stock repurchase agreement whereby the Company repurchased 1,354 shares of the Company’s Series B Stock for a per share purchase price of $270.83, or an aggregate purchase price of $366,707. The repurchased shares represent all of the outstanding shares of the Series B Stock. Pursuant to the terms of the Series B Stock, the repurchased shares were convertible into 11,283,333 shares of the Company’s common stock. The repurchase amount represents a per share purchase price of the Series B Stock (on an-converted basis), equal to $0.0325. Pursuant to the terms of the stock repurchase agreement, the repurchased shares were canceled in full and of no further force or effect as of the Effective Date. After the Effective Date, there are no shares of Series B Stock outstanding and, following the transaction, the Company has no Preferred Stock outstanding in any class.

On December 28, 2018, the Company entered into a Games Revenue Share and Stock Repurchase Agreement with a related party whereby the Company repurchased 7,646,446 shares of the Company’s common stock, for a per share purchase price of $0.02, or an aggregate purchase price of $144,639 from the Stockholder (See Note 11).

Options

In December 2015, the Company approved the 2015 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, RSU’s, performance stock awards and other stock-based awards (collectively, “Stock Awards”). The initial Plan provided the Company the ability to grant Stock Awards to its employees, directors and consultants of up to 6,000,000 shares of common stock.

On January 23, 2018 via written consent of a majority of its stockholders, the Company increased the number of shares of common stock underlying the Plan from 6,000,000 to 18,000,000.

A summary of stock option activity under the Plan for the year ended December 31, 2018 and the nine months ended September 30, 2019 is as follows:

		Weighted	Weighted	Intrinsic
	Number	average	average	value
	of	exercise	life	of
	Options	price	(years)	Options
Outstanding, January 1, 2018	5,050,000	$0.13	9.24	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Cancelled	(124,996)	$0.11	8.48	-
Outstanding, December 31, 2018	4,925,004	$0.13	8.24	-
Granted	10,750,000	0.06	10.0	-
Exercised	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding, September 30, 2019	15,675,004	$0.08	9.15	-

Exercisable, September 30, 2019	3,862,504	$0.13	7.18	-

Stock option expense included in stock compensation expense for the nine months ended September 30, 2019 and 2018 was $106,250 and $126,650, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on the OTCQB of $0.06 per share as of September 30, 2019.

Award Agreements

On September 30, 2019, the Company entered into Award Purchase, Cancellation and Release Agreements (the “Award Agreements”) with certain of its executive officers and members of the Board of Directors (the “Participants”). Pursuant to the terms of the Award Agreements, the Company agreed to repurchase any undelivered shares of common stock underlying certain RSUs previously granted to the Participants, to the extent such awards had vested, and cancel the remaining unvested portion of such RSUs. As consideration for the repurchase and cancellation, the Participants were granted stock options representing the right to purchase a number of shares of common stock equal to the number of RSUs initially granted to such Participant and a one-time cash payment. There were 1,138,886 vested RSUs (for which the underlying shares were undelivered) repurchased by the Company and 9,611,114 unvested RSUs that were cancelled. In exchange, new stock options were awarded representing 10,750,000 of underlying common shares and an aggregate amount of $53,730 is payable to the Participants as of September 30, 2019.

Each of the stock option grants were awarded pursuant to the Company’s form of Stock Option Grant and Agreement (the “Option Agreement”). Each of the stock option grants has a per share exercise price of $0.06 and vests as follows: (i) 50% in three substantially equal installments (with the first two installments rounded down for any fractional shares) on the last day of October, November, and December in 2019 (with the third installment including any fractional shares that were rounded down from the first and second installments) and (ii) the remaining 50% in 12 substantially equal installments (with the first 11 installments rounded down for any fractional shares) on the last day of each month in 2020 (with the 12th installment including any fractional shares that were rounded down from the first 11 installments). The fair value of the stock options issued was determined using the Black Scholes option pricing model with the following assumptions: dividend yield: 0%; volatility: 172.79%; risk free rate: 1.63%; term 5 years.

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

On February 21, 2018, the Board of Directors of the Company approved grants of 10,750,000 RSUs to certain named officers and directors as well as a key employee of the Company. The total value of the grants was $4,515,000 and the RSUs had a thirty-six-month vesting period.

On August 2, 2018, the Board of Directors of the Company approved a grant of 250,000 RSUs to an officer of the Company. The total value of the grant was $17,500 and the RSUs had a thirty-six-month vesting period.

Compensation expense was recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $1,106,875 and $910,243 has been recorded for the nine months ended September 30, 2019 and 2018, respectively.

The following table shows a summary of RSU activity for the year ended December 31, 2018 and the nine months ended September 30, 2019:

		Weighted
	Number	average
	of	Grant Date
	Units	Fair Value
Awarded and unvested, January 1, 2018	-	$-
Granted	11,000,000	0.41
Vested	-	-
Forfeited/cancelled	(250,000)	0.42
Awarded and unvested, December 31, 2018	10,750,000	$0.41
Granted	-	-
Vested	-	-
Forfeited/cancelled	(10,750,000)	0.41
Awarded and unvested, September 30, 2019	-	$-

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

As described above, on September 30, 2019, the Company entered into Award Agreements with certain Participants, pursuant to which 1,138,886 undelivered shares of common stock underlying certain vested RSUs were repurchased, and 9,611,114 shares of common stock underlying certain unvested RSUs were cancelled. Together, these transactions resulted in the elimination of all 10,750,000 of the Company’s then outstanding RSUs.

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

On February 20, 2018 and as amended on March 1, 2018, the Company entered into an investment banking advisory agreement with Westpark Capital, Inc. with an initial term of six months. In connection with this agreement, Westpark Capital purchased a three-year common stock warrant to purchase up 1,400,000 share of the Company’s common stock at an exercise price of $.01 per share from the Company for a purchase price of $100. Stock based compensation of $416,006 was recorded during the nine months ended September 30, 2018 for a total fair value of $416,106.

 TAPINATOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 26, 2018, in conjunction with the Company’s purchase of a 4% interest in Revolution Mobile, LLC, the Company issued three-year common stock warrants to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $0.25. The fair value of the warrants of $35,385 has been eliminated in consolidation. The fair value of the warrants was determined using the Black Scholes option pricing model with the following assumptions: dividend yield: 0%, volatility: 209.65%, risk free rate: 1.90%, term: 3 years.

	Number	Weighted	Weighted	Intrinsic
	of	average	average	value
	Common Stock	exercise	life	of
	Warrants	price	(years)	Warrants
Outstanding, January 1, 2018	3,500,000	$0.24	2.35	-
Granted	31,700,002	$0.14	4.89	-
Exercised	(1,000,000)	$0.12	2.01	-
Canceled	-	-	-	-
Outstanding, December 31, 2018	34,200,002	$0.14	3.90	$23,800
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding, September 30, 2019	34,200,002	$0.14	3.16	$70,000

Exercisable, September 30, 2019	34,200,002	$0.14	3.16	$70,000

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying warrants and the quoted closing price of the Company's common stock on the OTCQB of $0.06 per share as of September 30, 2019.

Note 15 – Subsequent Events

On October 1, 2019, the Company granted a stock option of 100,000 shares to one of its outside legal advisors. The stock option has a per share exercise price of $0.0475 and vested in its entirety as of the grant date.

On October 23, 2019, the Company granted a stock option of 100,000 shares to an independent advisor. The stock option has a per share exercise price of $0.045 and vests in twelve substantially equal installments (with the first eleven installments rounded down for any fractional shares) on the twenty-third day of the next twelve months beginning on November 23, 2019, with the twelfth installment including any fractional shares that were rounded down from the first eleven installments.

On November 5, 2019, the Company granted a stock option of 200,000 shares to a newly appointed member of the Company’s Board of Directors, Spencer G. Feldman.  The stock option has a per share exercise price of $0.048 and vests in eight equal quarterly share installments at the end of each quarterly anniversary of November 5, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements.

Overview

We develop and publish apps for mobile platforms that we believe can be leaders within their respective categories, with a focus on social-casino games. We refer to these titles as “Category Leading Apps.” Our library includes over 300 titles that, collectively, have achieved over 495 million mobile downloads, including notable properties such as Video Poker Classic and Solitaire Dash. We generate revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases and subscriptions. We are headquartered in New York, with product development and marketing teams located in North America, Europe and Asia. Consumers can find high-quality mobile applications from us wherever they see the “T” character logo.

Our Revenue Model

We rely primarily on a revenue model known as “free-to-play” (“F2P”) or “freemium,” which means that our games are free to download and play. Unlike traditional console-based video games, which are sold for a fixed retail price, the revenues from F2P mobile games are generated through a combination of in-app purchases (wherein the user purchases additional premium content, functionality or in-game currency with which they can improve or extend their game experience), and advertisements displayed within the game. As part of the process of developing and marketing a new game, we may enter into revenue share agreements with developers or publishers whereby we agree to share a portion of the revenue generated by a game in exchange for services related to the development or publication of the game.

In order for the F2P revenue model to be successful, it requires that a game have a large base of non-paying users and an adequately sized subset of recurring paying users. As a result, the tracking and optimization of measures such as daily active users (“DAUs”), average bookings per user (“ABPU”), player retention rates (e.g., Day 1, Day 7 and Day 30 retention), player conversion rates, average revenue per paying user, and player lifetime values (“LTVs”) are essential to the successful management of mobile games. Ongoing investments in marketing, product development, and active operations within a game, sometimes called “live ops,” are therefore important to acquire, accumulate and maintain an audience of loyal, paying users.

Products

We currently publish two types of mobile apps and games: Category Leading Apps and Rapid-Launch Games.

Beginning in 2017, we shifted our focus from our legacy Rapid-Launch Games business to our Category Leading Apps business, and while we continue to publish both types of games based on our substantial library, our new development and publishing activities are exclusively focused on Category Leading Apps.

Category Leading Apps

We believe our Category Leading Apps are visually beautiful, functionally in-depth products, with high production values and significant revenue potential. They are developed and published selectively based on both original and licensed intellectual property. These titles require considerable development investment and, in the opinion of management, have the potential to become evergreen mobile franchises that can become market leaders within their respective categories. These apps are monetized primarily through consumer app store transactions and, to a lesser extent, through brand advertising. These apps are published primarily under the Tapinator brand.

We have historically succeeded in getting our Category Leading Apps featured at launch by the major app stores, including within Apple’s “New Games We Love” category. Beyond initial product launch, we acquire customers for these products via paid acquisition channels for applications in which we achieve player LTVs that, on average, exceed the CPI.

Rapid-Launch Games

Our Rapid-Launch Games are legacy titles that were developed and published in significant quantity beginning in 2013. These are highly casual products that were built economically and rapidly based on a series of internally developed game engines. These games are monetized primarily through the sale of branded advertisements and via paid downloads. Since our formation, we have compiled a large library of over 300 such games and, while we are not currently developing new Rapid-Launch Games, we believe our existing portfolio will continue to produce a long-tail of revenues over the next several years. However, revenues from our Rapid-Launch Games have been declining over the past two years and we expect them to continue to decline during this revenue tail period over the next several years. Our Rapid-Launch Games are published primarily under our Tap2Play brand.

Strategy

In early 2017, we began a major strategic shift to focus more of our investment and management resources into our Category Leading Apps business and, more specifically, into the social-casino genre. We believe the potential size, quality and sustainability of revenues and earnings from this business is significantly greater than that of our legacy Rapid-Launch Games business. We completed this shift during the fourth quarter of 2018 and we are now focused on developing and operating these Category Leading Apps, primarily within the social-casino genre. The larger competitors in this market include Playtika Ltd. (“Playtika”) (acquired by Giant Interactive Group Inc. (“Giant Interactive”) for $4.4 billion in 2016), Zynga Inc. (“Zynga”), SciPlay Corp. (“SciPlay”), HUUUGE, Inc. (“Huuuge Games”), and Murka Entertainment Limited (“Murka”) (acquired by The Blackstone Group (“Blackstone”) in 2019). We believe that these companies have achieved success by (i) focusing on the most well established social-casino game types (e.g., slots, bingo and multiplayer poker) and (ii) focusing on improving production values, running live ops, and adding content to their games rather than gameplay innovation. We believe this creates market opportunity for several winning strategies. First, with games such as Video Poker Classic, we have focused on niche casino game types that are not dominated by large competitors but that nonetheless have significant player followings. We believe similar niche opportunities continue to exist. Second, with the upcoming launch of Castle Builder, our new slots title, we believe that applying gameplay innovation to slots, an area that otherwise offers sparse differentiation between games, can result in a highly sustainable and successful product.

Our goal for our Category Leading Apps business is to develop a small number of core franchise titles, primarily within the social-casino genre, that can achieve lifespans of at least five to ten years, and where we can grow these titles into sustainable market leaders within their respective product categories. In order to accomplish this, we are working to achieve customer LTVs that exceed customer acquisition cost, at scale. To date, we have been able to achieve this, at certain customer volumes, for two products: Video Poker Classic and Solitaire Dash. We seek to build a valuable portfolio of these core franchise titles that can represent repeatable, stackable and long-term revenue streams for us.

Our Growth Opportunities

We believe that we have several promising growth opportunities:

●

Existing Games: We are continuously investing in and growing our current games by enhancing their functionality and delivering fresh content, improving our monetization and marketing engines to improve player engagement, increase conversion of free players to paying players and drive per-player monetization. As we continue to develop our games, we believe we will be able to further monetize our existing user base and attract new players. With access to additional marketing capital, we believe there is significant opportunity to scale our existing games as we increase market penetration for these titles.

●

New Games: We intend to continue to capitalize on our ability to build successful social-casino games and evergreen apps by introducing new titles that appeal to specific audiences and offer highly differentiated, best-in-class experiences.

●

Live Operations: We use live operations, or live ops, to create and execute events and promotions that are designed to maximize retention, revenue and player happiness. We view live ops as having four key components: content delivery, offers/promotions, events and product improvements. Content delivery allows us to provide new content (for example, new levels) to our players. Offers/promotions allow us to tailor both free and paid virtual currency and other offers to each player, depending on that player's past history with the game. Events allows us to provide content in the game that is available for a limited time such as a theme that is unlocked for a specific holiday. Product improvements is a continuous process where we analyze each game's metrics to invest in existing functionality and new feature development.

●

Strategic Acquisitions: We expect to pursue select strategic acquisitions to augment our organic top line growth and continue to build out our app portfolio. We plan to seek small, entrepreneurial teams that are focused on a single evergreen product. We expect that we will specifically target products that operate at sub-scale or that otherwise have not been optimized to achieve their full monetization potential.

Current Outlook

Our conviction regarding our social-casino focused, Category Leading Apps business has strengthened during 2019. We delivered year-over-year bookings growth of 30% within this business during the first nine months of this year. When adjusting for bookings recorded in the previous period in connection with one-time Upfront Payments that we received pursuant to the SD License Agreement, we delivered year-over-year bookings growth in excess of 100% within this business during the first nine months of this year. Based on the strength of this performance and the growth opportunities discussed above, we believe we are well positioned to continue to deliver solid bookings growth in the years ahead. We expect this growth to be driven by our seasoned franchises such as Video Poker Classic and Solitaire Dash, combined with recently launched titles such as Crypto Trillionaire and My Horoscope, and from our new game pipeline. We are particularly excited about our upcoming launch of the latest update to Video Poker Classic in November 2019. This significant update features new progressive jackpot functionality along with expanded live ops capabilities. We believe that both features will have a positive impact on retention and monetization, as we continue to invest in and scale Video Poker Classic into 2020.

In terms of upcoming game launches, Castle Builder, our new social-casino title, is currently in soft-launch in select international markets and features a slot mechanic, with innovative metagame systems that have been adapted from similar systems used in real money gaming. The title is made possible through our recent licensing deal with a major European real-money slots developer. The real-money version of the product is currently a top performing slot game across over 200 online casinos in a number of European countries. While we previously planned to launch this title globally during the fourth quarter of 2019, we have decided to delay launch until the first quarter of 2020 and instead focus our development and marketing resources for the remainder of 2019 on our already live applications.

Looking forward to 2020, we are actively seeking to add to our portfolio of social-casino titles through both organic product development and via selective publishing or acquisition opportunities. We are currently developing one such title that is expected to be released during the first quarter of 2020.

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

Trends in Key Operating Metrics

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
All Apps
Average DAUs	168	261	190	476
ABPU	0.05	0.03	0.05	0.02

The decrease in average DAU for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 was related to the continued decline in new player installs of our legacy Rapid-Launch Games that began in the fourth quarter of 2016 and that has continued through the third quarter of 2019.

ABPU increased for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 because a larger percentage of our overall player base was derived from our better monetizing Category Leading Apps and from significant improvement in the monetization of our Category Leading Apps in 2019.

We expect further comparative decreases in DAU in 2019 as new player intalls of our Rapid-Launch Games continue to decline and the Company continues to focus its efforts on its better monetizing, but lower volume Category Leading Apps.

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Category Leading Apps
Average DAUs	31	29	34	29
ABPU	0.20	0.11	0.19	0.11

The average DAU within our Category Leading Apps increased slightly for the three months ended September 30, 2019 as compared to the three ended September 30, 2018. This increase resulted from the successful launch of My Horoscope in the second quarter of 2019, Crypto Trillionaire in the first quarter of 2019 and audience gains in Video Poker Classic, all of which were offset by declines in Fusion Heroes and Dice Mage 2, games that the Company has not promoted since 2018.

The average DAU within our Category Leading Apps increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase resulted from the successful launch of My Horoscope in the second quarter of 2019, Crypto Trillionaire in the first quarter of 2019 and audience gains in Video Poker Classic, all of which were partially offset by declines in Fusion Heroes and Dice Mage 2, games that the Company has not promoted since 2018.

The increase in our Category Leading Apps’ ABPU for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 was primarily related to the successful launch of My Horoscope in the second quarter of 2019 and monetization improvements in Video Poker Classic in 2019.

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Rapid-Launch Games
Average DAUs	137	234	156	447
ABPU	0.02	0.01	0.02	0.01

The decrease in average DAU within our Rapid-Launch Games for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 was primarily related to the continued decline in new player installs of our legacy Rapid-Launch Games.

The increase in average ABPU within our Rapid-Launch Games for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 was driven by increases in advertising prices (“CPM’s” or “Cost Per Thousand Impressions”) and a shift in revenue mix from advertising to consumer transactions during the relative periods.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Three Months ended September 30, 2019 and 2018

Revenue

	Three months ended September 30,
	2019	2018
	(In thousands)
Revenue by Type
Consumer App Store Transactions	$688	$344
Advertising / Other	131	337
Total	$819	$681

Our revenue increased $138 thousand, or 20%, to $819 thousand for the three months ended September 30, 2019 from $681 thousand for the three months ended September 30, 2018. The increase in revenue was attributable primarily to an increase in consumer app store transactions from within our Category Leading Apps and due to the shortening of our statistical estimates for the average user life of paying players within our casino and card games beginning in the second quarter of 2019, pursuant to our revenue recognition policy. Our revenue increases were partially offset by a decrease in advertising related bookings stemming from the continued decrease in DAUs across our legacy Rapid-Launch Games portfolio.

	Three months ended September 30,
	2019	2018
	(In thousands)
Revenue by App Type
Category Leading Apps	$557	$380
Rapid-Launch Games	262	301
Total	$819	$681

Our Category Leading Apps revenue increased $177 thousand, or 47%, to $557 thousand for the three months ended September 30, 2019 from $380 thousand for the three months ended September 30, 2018.  The increase in our Category Leading Apps revenue was attributable primarily due to an increase in both consumer app store transactions and advertising related bookings resulting from strong user growth and monetization improvements in Video Poker Classic during the most recent quarter, the successful 2019 launches of Crypto Trillionaire and My Horoscope,  and the shortening of our statistical estimates for the average user life of paying players within our casino and card games pursuant to our revenue recognition policy.

Our Rapid-Launch Games’ revenue decreased $39 thousand, or 13%, to $262 thousand for the three months ended September 30, 2019 from $301 thousand for the three months ended September 30, 2018. The decrease in revenue was attributable to a decrease in advertising related bookings resulting from the continued decrease in DAUs and new player downloads across our legacy Rapid-Launch Games portfolio, which was partially offset by an increase in consumer app store transactions.

 Cost of Revenue

	Three months ended September 30,
	2019	2018
	(In thousands)
Platform Fees	$241	$156
Licensing + Royalties	17	8
Hosting	4	3
Total Cost of Revenue	$262	$167
Revenue	819	681
Gross Margin	68%	76%

Our cost of revenue increased $95 thousand, or 57%, to $262 thousand in the three months ended September 30, 2019 from $167 thousand in the three months ended September 30, 2018. Our Gross Margin decreased to 68% during the three months ended September 30, 2019 from 76% during the three months ended September 30, 2018. This decrease was primarily due to the absence of platform fees associated with higher revenues in the previous period corresponding to the SD License Agreement and an increase in royalties in the more recent period resulting from the 2019 launch of Crypto Trillionaire.

Research and Development Expenses

	Three months ended September 30,
	2019	2018
	(In thousands)
Research and development	$124	$43
Percentage of revenue	15%	6%

Our research and development expenses increased $81 thousand, or 188%, to $124 thousand in the three months ended September 30, 2019 from $43 thousand in the three months ended September 30, 2018. The increase in research and development costs was primarily due to an increase in revenue share associated with our Rapid-Launch Games.

Marketing Expenses

	Three months ended September 30,
	2019	2018
	(In thousands)
Marketing and public relations	$165	$129
Percentage of revenue	20%	19%

Our marketing expenses increased $36 thousand, or 28%, to $165 thousand in the three months ended September 30, 2019 from $129 thousand in the three months ended September 30, 2018.  The increase in 2019 was primarily due to an increase in marketing expenditures for our Category Leading Apps.

General and Administrative Expenses

	Three months ended September 30,
	2019	2018
	(In thousands)
General and administrative	$684	$783
Percentage of revenue	83%	115%

Our general and administrative expenses decreased $99 thousand, or 13%, to $684 thousand in the three months ended September 30, 2019 from $783 thousand in the three months ended September 30, 2018. The decrease in general and administrative expenses was primarily due to a decrease in labor costs and an increase in the portion of labor costs that were attributed to capitalized software development.

Amortization of Capitalized Software Development Costs

	Three months ended September 30,
	2019	2018
	(In thousands)
Amortization of capitalized software development	$153	$166
Percentage of revenue	19%	24%

Our amortization of capitalized software development decreased $13 thousand, or 8%, to $153 thousand in the three months ended September 30, 2019 from $166 thousand in the three months ended September 30, 2018. The decrease resulted from the amortization wind-down of our Rapid-Launch Games portfolio, which was partially offset by an increase in amortization of our Category-Leading Apps resulting from the commercial launch of My Horoscope during the first quarter of 2019, and the initiation of this product’s amortization period, combined with increased amortization attributable to Video Poker Classic software development costs that were incurred and capitalized in the first quarter of 2019.

Other (income) expenses

	Three months ended September 30,
	2019	2018
	(In thousands)
Other (income) expenses	$(0)	$(1)
Percentage of revenue	0%	0%

Our other income decreased $1 thousand to $0 in the three months ended September 30, 2019 from $1 thousand in the three months ended September 30, 2018. The decrease in other income was due to lower interest income related to lower cash balances during the more recent period.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine months ended September 30,
	2019	2018
	(In thousands)
Revenue by Type
Consumer App Store Transactions	$2,444	$1,345
Advertising / Other	533	959
Total	$2,977	$2,304

Our revenue increased $673 thousand, or 29%, to $2,977 thousand for the nine months ended September 30, 2019 from $2,304 thousand for the nine months ended September 30, 2018. The increase in revenue was attributable primarily to an increase in consumer app store transactions from within our Category Leading Apps and due to the shortening of our statistical estimates for the average user life of paying players within our casino and card games beginning in the second quarter of 2019 pursuant to our revenue recognition policy. This change in estimates resulted in a one-time reduction in deferred revenue and a corresponding increase in revenue during the more recent comparative period in the amount of $521 thousand. These increases were partially offset by a decrease in advertising-related bookings stemming from the continued decrease in DAUs across our legacy Rapid-Launch Games portfolio.

	Nine months ended September 30,
	2019	2018
	(In thousands)
Revenue by App Type
Category Leading Apps	$2,173	$951
Rapid-Launch Games	804	1,353
Total	$2,977	$2,304

Our Category Leading Apps revenue increased $1,222 thousand, or 128%, to $2,173 thousand for the nine months ended September 30, 2019 from $951 thousand for the nine months ended September 30, 2018. The increase in our Category Leading Apps revenue was attributable primarily due to an increase in both consumer app store transactions and advertising-related bookings resulting from strong user growth and monetization improvements in Video Poker Classic during the most recent period, the successful 2019 launches of Crypto Trillionaire and My Horoscope, and the shortening of our statistical estimates for the average user life of paying players within our casino and card games beginning in the second quarter of 2019 pursuant to our revenue recognition policy. This change in estimates resulted in a one-time reduction in deferred revenue and a corresponding increase in revenue during the more recent comparative period in the amount of $521 thousand.

Our Rapid-Launch Games’ revenue decreased $549 thousand, or 41%, to $804 thousand for the nine months ended September 30, 2019 from $1,353 thousand for the nine months ended September 30, 2018. The decrease in revenue was attributable to a decrease in both consumer app store transactions and advertising-related bookings resulting from the continued decrease in DAUs and new player downloads across our Rapid-Launch Games portfolio.

Cost of Revenue

	Nine months ended September 30,
	2019	2018
	(In thousands)
Platform Fees	$875	$642
Licensing + Royalties	102	59
Hosting	14	9
Total Cost of Revenue	$991	$710
Revenue	2,977	2,304
Gross Margin	67%	69%

Our cost of revenue increased $281 thousand, or 40%, to $991 thousand in the nine months ended September 30, 2019 from $710 thousand in the nine months ended September 30, 2018. Our Gross Margin decreased to 67% during the nine months ended September 30, 2019 from 69% during the nine months ended September 30, 2018. Our Gross Margin decreased primarily due to ongoing royalties related to the 2019 release of Crypto Trillionaire, and due to the shortening of our statistical estimates for the average user life of paying players within our casino and card games beginning in the second quarter of 2019 pursuant to our revenue recognition policy. This change in estimates resulted in a one-time reduction in deferred platform fees and a corresponding increase in our cost of revenue during the period. These increases in our cost of revenue were was partially offset by the absence of platform fees associated with revenue corresponding to the SD License Agreement.

Research and Development Expenses

	Nine months ended September 30,
	2019	2018
	(In thousands)
Research and development	$203	$198
Percentage of revenue	7%	9%

Our research and development expenses increased $5 thousand, or 3%, to $203 thousand in the nine months ended September 30, 2019 from $198 thousand in the nine months ended September 30, 2018. The increase in research and development costs was primarily due to an increase in revenue share associated with our Rapid-Launch Games, which was partially offset by a decrease in revenue share associated with the declining revenue base of our legacy Rapid-Launch Games portfolios.

Marketing Expenses

	Nine months ended September 30,
	2019	2018
	(In thousands)
Marketing and public relations	$587	$302
Percentage of revenue	20%	13%

Our marketing expenses increased $285 thousand, or 94%, to $587 thousand in the nine months ended September 30, 2019 from $302 thousand in the nine months ended September 30, 2018.  The increase in 2019 was primarily due to an increase in marketing expenditures for our Category Leading Apps.

General and Administrative Expenses

	Nine months ended September 30,
	2019	2018
	(In thousands)
General and administrative	$2,196	$2,403
Percentage of revenue	74%	104%

Our general and administrative expenses decreased $207 thousand, or 9%, to $2,196 thousand in the nine months ended September 30, 2019 from $2,403 thousand in the nine months ended September 30, 2018. The decrease in general and administrative expenses was primarily due to a non-recurring, non-cash, stock-based professional fee related to certain investment banking services provided to the Company in the first quarter of 2018, partially offset by an increase in non-cash, stock-based compensation expenses related to certain RSU incentive grants made in the first quarter of 2018 to our employees and directors, and an increase in cash compensation related to Company personnel primarily associated with expanded game marketing initiatives.

Amortization of Capitalized Software Development Costs

	Nine months ended September 30,
	2019	2018
	(In thousands)
Amortization of capitalized software development	$494	$437
Percentage of revenue	17%	19%

Our amortization of capitalized software development increased $57 thousand, or 13%, to $494 thousand in the nine months ended September 30, 2019 from $437 thousand in the nine months ended September 30, 2018. The increase is attributable to greater amortization of our Category-Leading Apps resulting from the commercial launch of My Horoscope during the first quarter of 2019, and the initiation of this product’s amortization period, combined with amortization of additional Video Poker Classic software development costs that were incurred and capitalized in the first quarter of 2019. These increases were partially offset by the amortization wind down of our legacy Rapid-Launch Games portfolio.

Other (income) expenses

	Nine months ended September 30,
	2019	2018
	(In thousands)
Other (income) expenses	$(2)	$321
Percentage of revenue	0%	14%

Our other (income) expenses decreased $323 thousand, or 100%, to $(2) thousand of other income in the nine months ended September 30, 2019 from $321 thousand of other expenses in the nine months ended September 30, 2018. The decrease in other expenses was primarily attributable to the repayment of our outstanding indebtedness in the first quarter of 2018.

Liquidity and Capital Resources

General

As of September 30, 2019, the Company had cash and cash equivalents of $260 thousand, working capital surplus of $55 thousand and a net loss of $1,496 thousand for the nine months ended September 30, 2019. The Company currently anticipates that in order to achieve its growth objectives, additional financing will likely be required within the next twelve months. There is no guaranty we will be successful or, if successful, that the terms of such financing will be favorable to the Company.

	Nine months ended September 30,
	2019	2018
	(In thousands)
Cash flows provided by (used in):
Operating activities	$(140)	$314
Investing activities	(471)	(643)
Financing activities	-	1,092
Increase (Decrease) in cash and cash equivalents	$(611)	$763

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and changes in operating assets and liabilities.

In the nine months ended September 30, 2019, net cash used in operating activities was $140 thousand, which was primarily due to a $1,496 thousand net loss, an increase of $74 thousand of accounts receivable, net, a $237 thousand decrease in deferred revenue, and a $194 thousand decrease in due to related parties. These amounts were offset by a $9 thousand decrease in prepaid expenses, $140 thousand increase in accounts payable and accrued expenses and adjustments for non-cash items, including stock-based compensation expense of $1,213 thousand, amortization of software development costs of $494 thousand, and depreciation and amortization of other assets of $4 thousand.

In the nine months ended September 30, 2018, net cash provided by operating activities was $314 thousand, which was primarily due to a $104 thousand decrease in accounts receivable, a $47 thousand increase in accounts payable and accrued expenses, a $184 thousand increase in deferred revenue, and adjustments for non-cash items, including stock-based compensation expense of $1,453 thousand, amortization of software development costs of $437 thousand, amortization of original issue discount of $51 thousand, depreciation and amortization of other assets of $7 thousand and amortization of debt discount of $188 thousand. These amounts were offset by a $2,081 thousand net loss, a $16 thousand increase in prepaid expenses, and a $60 thousand decrease in due to related parties.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2019 was $471 thousand, which included $466 thousand of capitalized software development costs related to the development of our mobile apps and games and $5 thousand for the purchase of property and equipment during the period.

Cash used in investing activities in the nine months ended September 30, 2018 was $643 thousand, which included $642 thousand of capitalized software development costs related to the development of our mobile apps and games and $1 thousand for the purchase of property and equipment during the period.

Financing Activities

There were no financing activities in the nine months ended September 30, 2019.

Cash provided by financing activities in the nine months ended September 30, 2018 was $1,092 thousand, which consisted primarily of $2,582 thousand in net proceeds received from the issuance of common stock and $120 thousand proceeds from exercised warrants, which were offset by a $1,143 thousand principal repayment of our outstanding indebtedness,  a $367 thousand repurchase of the Series B Preferred stock, and a $100 thousand payment used to buy back the non-controlling interest in our subsidiary Revolution Mobile, LLC.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2019 and 2018 we did not have any “off-balance sheet arrangements,” as defined in relevant Securities and Exchange Commission regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Trends in Key Non-GAAP Financial Metrics

We have provided in this report the non-GAAP financial measures of bookings and adjusted EBITDA, as a supplement to the unaudited condensed consolidated financial statements, which are prepared in accordance with United States generally accepted accounting principles ("GAAP"). Bookings is a non-GAAP financial measure that is equal to revenue recognized during the period plus or minus the change in deferred revenue during the period and amounts billed, but uncollected, pursuant to contractual license agreements. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest (income) expense, net, income taxes, amortization of capitalized software development, depreciation and amortization of other assets, impairment of capitalized software, amortization of debt discount and stock-based compensation expense.

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

Bookings Results

Bookings decreased $300 thousand, or 28%, to $788 thousand for the three months ended September 30, 2019 from $1,088 thousand for the three months ended September 30, 2018. When adjusting for bookings recorded in the previous period in connection with one-time Upfront Payments that we received pursuant to the SD License Agreement, bookings increased $200 thousand, or 34%, to $788 thousand for the three months ended September 30, 2019 from $588 thousand for the three months ended September 30, 2018.

Bookings decreased $147 thousand, or 5%, to $2,541 thousand for the nine months ended September 30, 2019 from $2,688 thousand for the nine months ended September 30, 2018. When adjusting for bookings recorded in the previous period in connection with one-time Upfront Payments that we received pursuant to the SD License Agreement, bookings increased $353 thousand, or 16%, to $2,541 thousand for the nine months ended September 30, 2019 from $2,188 thousand for the nine months ended September 30, 2018.

The decrease in bookings in both comparative periods was attributable primarily to bookings recorded in the previous periods in connection with one-time Upfront Payments that we received pursuant to the SD License Agreement, combined with the continued weakening of our Rapid-Launch Games, driven primarily by DAU declines from within this legacy portfolio, which were partially offset by the continued strengthening of our Category Leading Apps, resulting from strong user growth and monetization improvements in Video Poker Classic and the successful launch of Crypto Trillionaire during the first quarter of 2019 and My Horoscope during the second quarter of 2019. When adjusting for the bookings recorded in the previous periods in connection with one-time Upfront Payments that we received pursuant to the SD License Agreement, the “as adjusted” bookings increase in both comparative periods was attributable primarily to the continued strengthening of our Category Leading Apps, resulting from strong user growth and monetization improvements in Video Poker Classic and the successful launch of Crypto Trillionaire during the first quarter of 2019 and My Horoscope during the second quarter of 2019, which was partially offset by the continued weakening of our Rapid-Launch Games, driven primarily by DAU declines from within this legacy portfolio.

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Bookings:
Category Leading Apps	$527	$787	$1,738	$1,337
Rapid-Launch Games	261	301	803	1,351
Total Bookings	$788	$1,088	$2,541	$2,688

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Adjusted Bookings:*
Category Leading Apps, as adjusted	$527	$287	$1,738	$837
Rapid-Launch Games	261	301	803	1,351
Total Adjusted Bookings	$788	$588	$2,541	$2,188

*	As adjusted to remove the effect of non-recurring bookings recorded pursuant to one-time Upfront Payments that we received in connection with the SD License Agreement (“Non-Recurring Bookings”).

Our Category Leading Apps bookings decreased $260 thousand, or 33%, to $527 thousand for the three months ended September 30, 2019, from $787 thousand for the three months ended September 30, 2018. When adjusting for bookings recorded in the previous period pursuant to one-time Upfront Payments that we received in connection with the SD License Agreement, our Category Leading Apps bookings increased $240 thousand, or 84%, to $527 for the three months ended September 30, 2019 from $287 thousand for the three months ended September 30, 2018.

Our Category Leading Apps bookings increased $401 thousand, or 30%, to $1,738 thousand for the nine months ended September 30, 2019, from $1,337 thousand for the nine months ended September 30, 2018. When adjusting for bookings recorded in the previous period pursuant to one-time Upfront Payments that we received in connection with the SD License Agreement, our Category Leading Apps bookings increased $901, or 108%, to $1,738 for the nine months ended September 30, 2019 from $837 thousand for the nine months ended September 30, 2018.

The decrease in our Category Leading Apps bookings in the three months ended September 30, 2019 was attributable primarily to bookings recorded in the previous period pursuant to one-time Upfront Payments that we received in connection with the SD License Agreement, which was partially offset by strong user growth and monetization improvements in Video Poker Classic, combined with the successful launch of Crypto Trillionaire during the first quarter of 2019 and My Horoscope during the second quarter of 2019. When adjusting for the bookings recorded in the previous period pursuant to one-time Upfront Payments that we received in connection with the SD License Agreement, the “as adjusted” bookings increase in the three months ended September 30, 2019 was attributable primarily to strong user growth and monetization improvements in Video Poker Classic, combined with the successful launch of Crypto Trillionaire during the first quarter of 2019 and My Horoscope during the second quarter of 2019.

The increase in our Category Leading Apps bookings in the nine months ended September 30, 2019 was attributable primarily to strong user growth and monetization improvements in Video Poker Classic, combined with the successful launch of Crypto Trillionaire during the first quarter of 2019 and My Horoscope during the second quarter of 2019, which were partially offset by the bookings recorded in the previous period pursuant to one-time Upfront Payments that we received in connection with the SD License Agreement. When adjusting for the one-time Upfront Payment that we received in the third quarter of 2018 in connection with the SD License Agreement, the “as adjusted” bookings increase in the nine months ended September 30, 2019 was attributable primarily to strong user growth and monetization improvements in Video Poker Classic, combined with the successful launch of Crypto Trillionaire during the first quarter of 2019 and My Horoscope during the second quarter of 2019.

Our Rapid-Launch Games’ bookings decreased $40 thousand, or 13%, to $261 thousand for the three months ended September 30, 2019, from $301 thousand for the three months ended September 30, 2018.

Our Rapid-Launch Games’ bookings decreased $548 thousand, or 41%, to $803 thousand for the nine months ended September 30, 2019, from $1,351 thousand for the nine months ended September 30, 2018.

The decrease in these bookings in both comparative periods was attributable primarily to a decrease in both consumer app store transactions and advertising related bookings resulting from the continued decrease in DAUs and new player downloads across our Rapid-Launch Games portfolio.

The following table presents a reconciliation of bookings, a non-GAAP measure, to revenue for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
(In thousands)	(In thousands)		(In thousands)
Bookings	$788	$1,088	$2,541	$2,688
Change in deferred revenue	31	(407)	437	(384)
Revenue	$819	$681	$2,977	$2,304

The following table presents a reconciliation of bookings, a non-GAAP measure, to adjusted bookings, also a non-GAAP measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
(In thousands)	(In thousands)		(In thousands)
Bookings	$788	$1,088	$2,541	$2,688
Non-Recurring Bookings	-	(500)	-	(500)
Adjusted Bookings*	$788	$588	$2,541	$2,188

*	As adjusted to remove the effect of non-recurring bookings recorded pursuant to one-time Upfront Payments that we received in connection with the SD License Agreement.

Limitations of Bookings

Key limitations of bookings are:

●	Bookings do not reflect that we defer and recognize certain mobile game revenue over the estimated life of durable virtual goods; and

●	other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including revenue, net income (loss) and our other financial results presented in accordance with U.S. GAAP.

Adjusted EBITDA Results

Our Adjusted EBITDA increased $13 thousand to ($13) thousand for the three months ended September 30, 2019 from ($26) thousand for the three months ended September 30, 2018. The increase in adjusted EBITDA is due to decreases in net loss, income taxes, depreciation and amortization of other assets, and stock-based compensation expense, and increases in interest income and amortization of capitalized software development during the comparative periods.

Our Adjusted EBITDA increased $70 thousand to $213 thousand for the nine months ended September 30, 2019 from $143 thousand for the nine months ended September 30, 2018. The increase in adjusted EBITDA is due to decreases in net loss, interest expense, income taxes, depreciation and amortization of other assets, amortization of debt discount and stock-based compensation expense and an increase in amortization of capitalized software development during the comparative periods.

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Reconciliation of Net Loss to Adjusted EBITDA: (in thousands)

Net loss	$(571)	$(608)	$(1,496)	$(2,081)

Interest (income) expense, net	-	(1)	(2)	134
Income taxes	-	1	-	5
Amortization of capitalized software development	153	166	494	437
Depreciation and amortization of other assets	1	2	4	7
Amortization of debt discount	-	-	-	188
Stock-based compensation expense	404	414	1,213	1,453
Adjusted EBITDA	$(13)	$(26)	$213	$143

Limitations of Adjusted EBITDA

Key limitations of Adjusted EBITDA are:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be from time to time subject to or involved in litigation and other proceedings. To our knowledge, there are no pending lawsuits or claims that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Our “Risk Factors” beginning on page 7 of Item 1A of the Annual Report on Form 10K we filed with Securities and Exchange Commission on March 26, 2019 are hereby incorporated by reference into this Form 10-Q. There have been no material updates to our “Risk Factors” since the filing of the Annual Report on Form 10-K, except as follows:

Apple and Google have recently introduced subscription gaming platforms that will allow players to play a certain number of mobile games for a set monthly fee. If their subscription model becomes popular, our freemium game business model may be negatively impacted along with our operating results in the event we were unable to adapt.

In the third quarter of 2019, Apple introduced and Google announced that it plans to introduce in the fourth quarter of 2019 new cloud-based platforms that will allow players to access and play a finite number of games on an unlimited basis that are not offered at other mobile gaming stores (including Apple’s App Store) for a set monthly fee rather than a per-play fee. To our knowledge, this subscription model has not been used in the mobile gaming industry in any substantial way in the past. In the event mobile game players begin to adopt this subscription model in a meaningful way, our freemium game business model, which is based on the free distribution of our games coupled with monetization through in-app purchases and advertisements, may be negatively impacted along with our operating results in the event we are unable to adapt in some way to the subscription model.

Our tax liabilities may be greater than anticipated.

We may be subject to audit by the Internal Revenue Service and by taxing authorities of the state and local jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes, including interest and penalties.

U.S. tax legislation passed in 2017 may materially affect our financial condition, results of operations and cash flows.

U.S. tax legislation passed in 2017 has significantly changed the U.S. federal income taxation of U.S. corporations, including reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. The legislation could be subject to potential amendments, technical corrections and interpretations by the U.S. Treasury and Internal Revenue Service, any of which could affect the impacts of the legislation.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls over financial reporting, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2018, our internal control over financial reporting was not effective due to material weaknesses resulting from (i) the failure to have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements and (ii) our lack of a sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. In order to cure these material weaknesses, we have taken remediation actions, including engaging Carrollton Partners, LLC to assist with accounting and financial reporting services, but we can give no assurance that these efforts will be sufficient to remediate our material weaknesses. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future.

In addition, we have in the past, and may in the future, make corrections or out of period adjustments to our financial statements. In making such corrections or adjustments we apply the analytical framework of SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”), to determine whether the effect of any correction or out of period adjustment to our financial statements is material and whether such corrections or adjustments, individually or in the aggregate, would require us to restate or revise our financial statements for previous periods. Under SAB 99, companies are required to apply quantitative and qualitative factors to determine the “materiality” of particular corrections and adjustments.

For example, we recently determined that a correction related to a change in our valuation allowance will be required with respect to the calculation of our income tax provisions for the fiscal years ended December 31, 2018 and 2017. The correction will have no effect on our consolidated balance sheets as of December 31, 2018 and 2017 or the consolidated statements of operations and cash flows for the years then ended. As a result, we determined that the error is not material to the prior reporting periods affected and a restatement of the previously issued financial statements is not required. In the future we may identify further corrections or out of period adjustments impacting our interim or annual financial statements. Depending upon the complete qualitative and quantitative analysis, this could result in us restating or revising previously issued financial statements.

We may be limited in our ability to utilize, or may not be able to utilize net operating loss carryforwards to reduce our future tax liability as a result of an “ownership change,” as defined in Section 382 of the Code (as defined below) triggered by past or future transactions.

As of December 31, 2018, and September 30, 2019, we had approximately $3.82 million and $4.07 million, respectively, of net operating loss (“NOL”) carryforwards for U.S. federal tax purposes. The amount of NOL carryforwards that we present herein for the fiscal year ended December 31, 2018 is on an as-corrected basis to correct for an error related to the calculation of our income tax provisions for the fiscal years ended December 31, 2018 and 2017. Our management has determined that the error was immaterial to the prior reporting periods affected and that a restatement of the previously issued financial statements is not required. For additional information, see “–If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.”

For NOLs generated prior to January 1, 2018 (“Old NOLs”), we generally can use our NOL carryforwards to offset U.S. federal taxable income, thereby reducing our U.S. federal income tax liability, for up to 20 years from the year in which the losses were generated, after which time they will expire. The rate at which we can utilize our NOL carryforwards is limited (which could result in NOL carryforwards expiring prior to their use) each time we experience an “ownership change,” as determined under Section 382 of the Code. A Section 382 ownership change generally occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally would impose an annual limit on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOL carryforwards equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the U.S. federal long-term tax-exempt interest rate in effect at the time of the ownership change. A number of complex rules apply in calculating this limitation. It is possible that we may experience ownership changes in the future as a result of certain transactions, equity offerings and other shifts in our stock ownership. As a result, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to the limitation, which could result in increased tax liability to us. In addition, our ability to use our NOL carryforwards will be limited to the extent we fail to generate sufficient taxable income before they expire. Existing and future Section 382 limitations and our inability to generate sufficient taxable income could result in a portion of our NOL carryforwards expiring before they are used. In addition, under the 2017 Tax Cut and Jobs Act, losses arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but they may only be used to offset the taxable income by a maximum of 80%.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Tapinator, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-22451), filed April 30, 2018 by the Company with the SEC)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Tapinator, Inc. (amendment no. 1) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-22451), filed April 30, 2018 by the Company with the SEC)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-22451), filed April 30, 2018 by the Company with the SEC)
3.4	Bylaws of Tapinator, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-22451), filed April 30, 2018 by the Company with the SEC)
3.5	Certificate of Elimination of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-22451), filed July 2, 2019 by the Company with the SEC)
3.6	Certificate of Elimination of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-22451), filed July 2, 2019 by the Company with the SEC)
3.7	Certificate of Elimination of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-22451), filed July 2, 2019 by the Company with the SEC)
10.1	Form of Award Purchase, Cancellation and Release Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-224531), filed October 2, 2019).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

_______________________________

*	filed or furnished herewith

**	submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAPINATOR INC.

Date: November 14, 2019	By:	/s/ Ilya Nikolayev
Ilya Nikolayev
Chief Executive Officer

Date: November 14, 2019	By:	/s/ Andrew Merkatz
Andrew Merkatz
President and Chief Financial Officer

Date: November 14, 2019	By:	/s/ Brian Chan
Brian Chan
Vice President of Finance and Accounting